Form 10-Q
period 2007-09-30
Capitol Acquisition Corp
filed 2007-12-24
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33769

CAPITOL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0435458
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

509 7TH Street, N.W., Washington, D.C., 20004
(Address of Principal Executive Offices) (Zip Code)

(202) 654-7060

(Registrant’s Telephone Number, Including Area Code)

N/A

Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 17, 2007 there were 32,811,250 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

		Pages
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheet at September 30, 2007 (unaudited)	1

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2007 and the period June 26, 2007 (inception) through September 30, 2007	2

	Condensed Statement of Stockholders’ Equity (unaudited) for the period June 26, 2007 (inception) through September 30, 2007	3

	Condensed Statements of Cash Flows (unaudited) for the period June 26, 2007 (inception) through September 30, 2007	4

	Notes to Unaudited Condensed Financial Statements	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures regarding Market Risk	13

Item 4.	Controls and Procedures	13

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	15

Signature		16

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Capitol Acquisition Corp.

(a development stage company)

Condensed Balance Sheet (unaudited)

September 30, 2007
Assets
Current assets
Cash	$16,666

Total current assets	16,666
Deferred offering costs	117,322

Total assets	$133,988

Liabilities and Stockholders’ Equity
Current liabilities
Note payable to stockholder	$95,000
Accrued offering costs	15,000

Total liabilities	110,000

Commitments and Contingencies
Stockholders’ Equity (1)
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—
Common stock, $0.0001 par value, authorized 75,000,000
Shares; issued and outstanding 7,187,500	719
Additional paid-in capital	24,281
Deficit accumulated during development stage	(1,012)

Total stockholders’ equity	23,988

Total liabilities and stockholders’ equity	$133,988

(1)

Share amounts have been retroactively restated to reflect the increase in authorized shares of common stock effective as of November 8, 2007 from 50,000,000 to 75,000,000 and the effect of a stock dividend issued on October 12, 2007 of .25 shares per share of outstanding common stock (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp.

(a development stage company)

Condensed Statements of Operations (unaudited)

	For the Three Months ended September 30, 2007	For the period from June 26, 2007 (inception) through September 30, 2007
Formation and operating costs	$(12)	$(1,012)

Net loss for period	$(12)	$(1,012)

Weighted average number of common shares outstanding - basic and diluted (1)	7,187,500	7,187,500

Basic and diluted net loss per share (1)	$(0.00)	$(0.00)

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend issued on October 12, 2007 of .25 shares per share of outstanding common stock (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp.

(a development stage company)

Condensed Statement of Changes in Stockholders’ Equity (unaudited)

For the Period from June 26, 2007 (inception) through September 30, 2007

	Common Stock (1)
	Shares	Amount	Additional paid-in capital (1)	Deficit accumulated during development stage	Total stockholders’ equity
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	7,187,500	719	24,281	—	25,000

Net loss for the period from June 26, 2007 (inception) through September 30, 2007	—	—	—	(1,012)	(1,012)

Balance, September 30, 2007	7,187,500	$719	$24,281	$(1,012)	$23,988

(1)	Share amounts have been retroactively restated to reflect the effect of a stock dividend issued on October 12, 2007 of .25 shares per share of outstanding common stock (see Note 2).

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp.

(a development stage company)

Condensed Statement of Cash Flows (unaudited)

For the period from June 26, 2007 (inception) through September 30, 2007
Cash Flows from Operating Activities
Net loss	$(1,012)

Net cash used in operating activities	(1,012)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholder	95,000
Proceeds from issuance of stock to initial stockholders	25,000
Payment of offering costs	(102,322)

Net cash provided by financing activities	17,678

Net increase in cash	16,666
Cash at beginning of period	—

Cash at end of period	$16,666

Supplemental disclosure of non-cash transactions:
Accrual of deferred offering costs
Deferred offering costs	$15,000
Accrued offering costs	(15,000)

$—

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

September 30, 2007

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. Interim Financial Information

These unaudited, condensed interim financial statements as of September 30, 2007, and for the quarter then ended, and from June 26, 2007 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto as of November 14, 2007, and for the period ended November 14, 2007 included in Capitol Acquisition Corp.’s Form 8-K filed on November 16, 2007. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the November 14, 2007 financial statements.

2. Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Capitol Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check Company formed for the purpose of acquiring through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more businesses or assets (a “Business Combination”).

In accordance with generally accepted accounting principles, the Company’s stockholders equity and related accounts have been retroactively restated to reflect the effect of a stock dividend of .25 shares of common stock per share of outstanding common stock issued on October 12, 2007. (See Note 8)

At September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31st as its fiscal year end.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a Public Offering (“Public Offering”) which was consummated on November 14, 2007. (See Note 10). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Public Offering, approximately $9.85 per share ($9.84 per share after the exercise of the over-allotment option on December 11, 2007) sold in the Offering was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chief Executive Officer has agreed to be personally liable under certain circumstances to ensure that the proceeds in the Trust

Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, the agreement entered into by the Company’s Chief Executive Officer specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) or (2) as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended. However, there can be no assurance that he will be able to satisfy those obligations. The remaining net proceeds of the Offering (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,250,000 of the interest accrued on the amounts held in the Trust Account (net of tax, if any, payable by the Company with respect to such interest) will be released to the Company in monthly installments to fund expenses related to investigating and selecting a target business or businesses and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. In the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”) have agreed to vote all of their founders’ common stock (“Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply. Upon consummation of the Public Offering, all of the Founders’ Common Stock were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of the Company’s initial Business Combination. The Founders’ Common Stock may be released from escrow earlier than this date only in certain limited situations.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 30% (less one share) of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation was amended on November 8, 2007, increasing the number of authorized shares from 50,000,000 to 75,000,000 and to provide that the Company will continue in existence only until 24 months from the effective date of the registration statement relating to the Offering (“Effective Date”), or November 8, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

The initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Public Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Public Offering.

Loss Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”. In accordance with SFAS No. 128, loss per common share amounts (“Basic EPS”) was computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Since there are no potentially dilutive securities and there is a net loss, basic and diluted loss per share are identical.

Income Taxes:

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. No provision for current or deferred income taxes was required at September 30, 2007 or for the initial interim periods then ended.

On June 26, 2007 (inception), the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified its federal tax return and its state tax return in the District of Columbia as “major” tax jurisdictions, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 26, 2007, the evaluation was performed for the 2007 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 26, 2007 (inception) through September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in a financial institution. Management believes the risk of loss to be minimal since it intends to invest the proceeds from its Offering (see Note 10) in or through major financial institutions.

Stock Based Compensation

The Company accounts for stock options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123 (R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

The Company will only record compensation expense in connection with any share based payments upon the satisfaction of any contingencies associated therewith.

New Accounting Pronouncements

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

3. Initial Public Offering

The Public Offering called for the Company to offer for public sale 25,000,000 Units at a proposed offering price of $10.00 per Unit (plus up to an additional 3,750,000 Units solely to cover over-allotments, if any). Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 7, 2008 (one year from the effective date of the registration statement) and expiring November 7, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant’s exercise. Consequently, the Warrants may expire unexercised and unredeemed and therefore may expire worthless.

The Company has agreed to pay the Underwriters in the Offering an underwriting discount of 7% of the gross proceeds and will not pay any discount related to the Warrants sold in the private placement. However, the Underwriters have agreed that 3.25% of the underwriting discount will not be payable unless and until the Company completes a Business Combination, and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

The Registration Statement for the Company’s initial public offering was declared effective November 8, 2007, and on November 14, 2007 the Company consummated the Public Offering (see Note 10).

4. Deferred Offering Costs

At September 30, 2007, deferred offering costs consisted of professional fees and other expenses incurred through the balance sheet dates that are related to the Offering and were subsequently charged to equity at the time of the closing of the Offering (see Note 10).

5. Note Payable, Stockholder

On July 13, 2007 and August 13, 2007, the Company borrowed $75,000 and $20,000, respectively, and issued unsecured promissory notes to Leland Investments, an entity controlled by Mark D. Ein, the Company’s Chief Executive Officer. The notes are non-interest bearing and are payable upon the consummation of the Offering. Due to the short-term nature of the notes, the fair value of the note approximates their carrying amount. The notes were subsequently repaid in December 2007.

6. Commitments and Contingencies

The Company presently occupies office space provided by Venturehouse Group, LLC, an affiliate of one of the Company’s executive officers. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The services will be provided at no cost to the Company.

Pursuant to a Registration Rights Agreement dated November 8, 2007, the Initial Stockholders and holder of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time, 30 days after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The underwriters agreed to defer a portion of their underwriter’s discount equal to 3.25% ($8,530,925) of the proceeds received through the initial Public Offering and exercise of over-allotment option until a Business Combination has been consumated.

7. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Company’s certificate of incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

8. Common Stock

On November 8, 2007, the Company’s Certificate of Incorporation was amended to reflect an increase in the authorized shares of common stock from 50,000,000 shares of common stock to 75,000,000 shares of common stock. All references in the accompanying financial statements as of September 30, 2007 and for the period June 26, 2007 (inception) through September 30, 2007 to the number of shares of common stock have been retroactively restated to reflect this transaction.

On July 26, 2007, the Company issued 5,750,000 shares of its common stock to its Initial Stockholders, for $25,000 in cash, at a purchase price of approximately $0.004 per share. Effective October 12, 2007, the Company’s

Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, leaving the Company with 7,187,500 shares of common stock outstanding. All references to the number of shares of common stock have been retroactively restated to reflect this transaction. The 7,187,500 shares of common stock outstanding includes an aggregate of 937,500 shares of common stock subject to forfeiture by our Initial Stockholders to the extent that the underwriters’ over-allotment option is not exercised in full so that our Initial Stockholders will collectively own 20% of our issued and outstanding shares after the Proposed Offering (assuming none of them purchase units in the Proposed Offering).

There were 32,000,000 shares of common stock reserved for issuance upon exercise of Warrants and the Sponsors’ Warrants.

9. Legal

There is no material litigation currently pending against the Company or any members of its management team in their capacity as such.

10. Subsequent Event

The registration statement for the Public Offering was declared effective on November 8, 2007. The Company consummated the Public Offering on November 14, 2007 and received net proceeds of approximately $239.8 million and $7 million from the sale of 7,000,000 Sponsor Warrants on a private placement basis. The Company sold 25,000,000 Units, at the Offering price of $10.00 per Unit.

On December 11, 2007 the underwriters for the Initial Public Offering (IPO) exercised a portion of their over-allotment option and purchased an additional 1,249,000 Units (the “Option Units”) resulting in net proceeds of $12,021,625, net of underwriting discounts of $468,375. In order to maintain their level of ownership at no more than 20% of the Company’s outstanding shares, the initial stockholders forfeited 625,250 shares of their previously issued stock. Each Unit sold in the IPO and each Option Unit consisted of one share of Common Stock, $.0001 par value per share (“Common Stock”), and one Warrant (“Warrant”), to purchase one share of Common Stock at an exercise price of $7.50 per share. The 26,249,000 Units sold in the IPO, including the 1,249,000 Units sold pursuant to the over-allotment option, were sold at an offering price of $10.00 per Unit, generating gross proceeds of $262,490,000. Of the gross proceeds of the IPO, Private Sale and the Option Units Offering, $258,352,870 (or approximately $9.84 per share) was placed in trust.

The Company entered into an agreement with the Underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($9,843,375) in connection with the consummation of the Offering and the over-allotment option, and has placed 3.25% of the gross proceeds ($8,530,925) in the Trust Account. The Company did not pay any discount related to the Warrants sold in the private placement. The Underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

Pursuant to a Sponsors’ Warrants Subscription Agreements dated October 12, 2007, the Company’s officers, directors and special advisors purchased from the Company, in the aggregate, 7,000,000 Warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. Management believes the purchase price of these warrants approximates the fair value of such warrants at the time of issuance. Therefore, the Company did not record compensation expense for the excess of the fair value of the warrants on the day of purchase over the $1.00 purchase price in accordance with SFAS 123(R). All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions. If the Company does not complete a Business Combination then the $7,000,000 will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

Pursuant to letter agreements with the Company dated November 8, 2007, the Initial Stockholders have waived their right to receive distributions with respect to the Founders’ Common Stock, all of which have been placed in escrow, upon the Company’s liquidation. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Company’s Offering. Pursuant to a Registration Rights Agreement dated November 8, 2007, the Initial Stockholders, holders of the

Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited Condensed Interim Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company, formed on June 26, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering, including from the exercise of the underwriters’ over-allotment option, and the private placements of the sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt. On November 14, 2007, we completed our initial public offering of 25,000,000 Units at a price of $10 per unit. We received net proceeds of approximately $239.8 million from our Offering.

Pursuant to Sponsors’ Warrants Subscription Agreements dated October 12, 2007, certain of the Company’s officers, directors and special advisors have purchased from the Company, in the aggregate, 7,000,000 Sponsors’ Warrants for $7,000,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with consummation of the Public Offering on a private placement basis. All of the proceeds we received from these purchases were placed in the Trust Account.

We received proceeds of $12,021,625, net of underwriting discounts of $468,375, on December 11, 2007, as a result of the Underwriter exercising their over-allotment option of 1,249,000 units.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 9 of the unaudited condensed interim financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2007 and for the period from June 26, 2007 (inception) through September 30, 2007, we had net losses of $12 and $1,012, respectively. We incurred offering costs of $117,322 with regard to the Offering which are classified as deferred offering costs on our balance sheet as of September 30, 2007.

Our entire activity from June 26, 2007 (inception) through September 30, 2007 has been to prepare for our initial public offering. We believe that after the consummation of the Public Offering we have sufficient funds available to complete our efforts to affect a Business Combination with an operating business within the required 24 months from the Effective Date. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Liquidity and Capital Resources

As of September 30, 2007, we have cash of $16,666. Until the initial public offering, as described above, our only source of liquidity were loans made by an entity controlled by our Chief Executive Officer and the proceeds from the sale of common stock to our initial stockholders. As of September 30, 2007, we owed this entity $95,000. The debt was repaid in December 2007. Accrued expenses of $15,000 at September 30, 2007 were all related to costs associated with the Offering.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or acquired any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. The Company’s accounting policy will be to use estimates based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from the Company’s initial public offering (“IPO”) of $246.3 million (which includes $8.125 million of the proceeds attributable to the Underwriters’ deferred discount from the IPO) have been placed in a trust account at Merrill Lynch, with the Continental Stock Transfer & Trust Company as trustee. Pursuant to the Underwriters’ over-allotment option, proceeds of an additional $12,021,625 (including $405,925 of deferred underwriter’s discount) have also been placed in the trust account held with Merrill Lynch. As of December 13, 2007, the balance of the trust account was $259.3 million. The Company is allowed to use $3,250,000 (net of applicable income taxes, if any) of the interest earned on the money in the Trust Account for working capital purposes. The proceeds held in trust have only been invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of December 13, 2007, the effective annualized interest rate payable on our investment was approximately 4.31%. Assuming no other changes to our holdings as of December 13, 2007, a 1% decrease in the underlying interest rate payable on our investment as of December 13, 2007 would result in a decrease of approximately $0.6 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2007, we issued 7,187,500 shares of our common stock (after giving effect to our stock dividends that occurred on October 12, 2007) for $25,000 in cash to an entity controlled by our Chief Executive Officer and two of the Company’s directors, at a purchase price of approximately $0.003 per share in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors. On September 12, 2007, the entity transferred, at cost, an aggregate of 71,875 of these shares to a new director. On October 12, 2007, the entity transferred 467,191 of our issued and outstanding shares to the Company’s directors and special advisors (or their affiliates). Such shares were issued on June 26, 2007.

The 7,187,500 shares included an aggregate of 937,500 shares of common stock subject to forfeiture by the stockholders to the extent that the Underwriters’ over-allotment was not exercised in full so that they collectively own 20% of the issued and outstanding shares of common stock after the Offering. On December 11, 2007, the Underwriters exercised their over-allotment option in the amount of 1,249,000 Units. Consequently, 625,250 shares were forfeited by the initial stockholders to keep their ownership in the Company at no more than 20%.

Use of Proceeds from the Initial Public Offering

On November 14, 2007, we closed our initial public offering of 25,000,000 Units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise of $7.50 per share. The Units from the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc., acted as sole book-running manager and representative of Ladenburg, Thalmann & Co., Inc. (together, the “Underwriters”). The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 001-406982). The Securities and Exchange Commission declared the registration statement effective on November 8, 2007.

On December 11, 2007, the Underwriters exercised their over-allotment option and issued 1,249,000 Units at $10 per share, grossing proceeds of $12,490,000.

We paid a total of $9,843,375 in underwriting discounts and $774,671, for other costs and expenses related to the Offering and the over-allotment option.

We also consummated the simultaneous private sale of 7,000,000 Warrants at a price of $1.00 per warrant (for an aggregate purchase price of $7,000,000). The Warrants were purchased by Mark D. Ein our Chief Executive

Office, Amanda Eilian, our Vice President, Raul J. Fernandez, Piyush Sodha, Richard C. Donaldson, Lawrence Calcano, each members of our board of directors and Brooke B. Coburn, Arno Penzias, Hugh Panero, Thomas E. Wheeler, Ted Leonsis, Jeong H. Kim and ZG Ventures LLC, each a special advisor to our company. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and offering expenses, proceeds from the Offering of $258,346,625 (or approximately $9.84 per unit sold in the initial public offering) were placed in trust.

ITEM 6.	Exhibits.

(a) Exhibits:

31	– Section 302 Certification by Principal Executive Officer and Principal Financial Officer

32	– Section 906 Certification by Principal Executive Officer and Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITOL ACQUISITION CORP.

Dated: December 19, 2007	By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.

31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.