Form 10-K
period 2007-12-31
Capitol Acquisition Corp
filed 2008-03-31
CIK 1406982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-33769

CAPITOL ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	26-0435458
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

509 7th Street, N.W., Washington, D.C.	20004
(Address of principal executive offices)	(zip code)

(202) 654-7060

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange

Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period ended December 31, 2007 were $0.

As of June 30, 2007 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $0.

As of March 24, 2008, there were 32,811,257 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CAPITOL ACQUISITION CORP.

FORM 10-K

PART I

ITEM 1.	BUSINESS

Capitol Acquisition Corp. is a blank check company formed on June 26, 2007 to acquire one or more operating businesses or assets through a merger, stock exchange, asset acquisition, reorganization or similar business combination. Our efforts in identifying a prospective target business are not limited to a particular industry, however, we plan to leverage our collective investing and operational experience in high growth areas such as the technology, media and communications sectors as well as industries that support or enable such businesses.

On November 14, 2007, we closed our initial public offering (“IPO”) of 25,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 7,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $7,000,000. The underwriters in the IPO exercised a portion of their over-allotment option (1,249,000 units) on December 7, 2007 generating net proceeds of $12,021,625 after deducting $468,375 for underwriters’ discounts and commissions. The units from the IPO (including the 1,249,000 units pursuant to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $262,490,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the 1,249,000 units pursuant to the over-allotment option and the private sale) were $258,867,469, of which $258,346,625 was deposited into the trust account and the remaining proceeds of $520,844 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2007, we have incurred $140,999 for general and administrative expenses. We also have an aggregate of up to $3,250,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements, of which $1,474,220 is currently available, as well as any amounts necessary to pay our tax obligations. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $259,820,845 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will we pay any of our initial officers, directors, special advisors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business that has a fair market value that is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, our management has unrestricted flexibility in identifying and selecting a prospective target business. We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. While these will be used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that does not meet all of the proposed criteria and guidelines.

Growth Orientation. We will seek to acquire companies that we expect to experience substantial growth post-acquisition. We believe that we are well-positioned to evaluate a company’s current growth prospects and opportunities to enhance growth post-acquisition.

Strong Competitive Position in Industry. We will seek to acquire businesses that have developed leading positions within industries that exhibit strong fundamentals. We will evaluate each industry based on several factors including its growth characteristics, competitive landscape, profitability margins and sustainability. We will also analyze the strengths and weaknesses of target businesses relative to their competitors to identify those best positioned to grow market share and profitability.

Hidden Intrinsic Value. We will seek situations where we are able to acquire target companies that have unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked, as a means to generate significant growth post closing.

Attractive Return on Investment. We will seek to identify businesses that will offer an attractive risk-adjusted return on investment for our shareholders. We will look to consummate an acquisition on attractive terms and to use our corporate structure as an asset in negotiations with owners of prospective targets. Financial returns will be evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives such as future acquisitions, repositioning the company, increasing investment in new products or distribution channels and operational restructuring. This potential upside from growth in the business will be weighed against the downside risks inherent in the plan and in the business.

Outstanding Management Team. We believe that experienced, proven entrepreneurial managers working as a complementary team are a critical component to creating and sustaining long-term value. We will look for businesses that have management teams with a proven track record for delivering top line growth and bottom line profits, but, in each situation, we will assess opportunities to improve a target’s management team and to recruit additional talent through our extensive network of contacts. We believe that our ability to leverage our team’s extensive experience investing in and managing companies that are in or related to the technology, media and communications industries provides us with a competitive advantage over competing buyers.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such initial business combination. Any vote to extend our corporate life to continue perpetually following the consummation of an initial business combination will be taken only if the initial business combination is approved. We will only consummate an initial business combination if stockholders vote both in favor of such initial business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our IPO (“founder shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO shares”). Our Founders have also agreed that they will vote any shares they purchase in any other private placement or in the open market in favor of an initial business combination. We will proceed with the business combination only if a majority of the IPO shares cast at the meeting to approve the business combination are voted for the approval of such business combination and stockholders holding less than 30% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO shares (but not any of our founders to the extent they purchased IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of December 31, 2007, the per-share conversion price would have been approximately $9.84.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. We will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

If a stockholder votes against the initial business combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the trust account. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a stockholder delivers his certificate for conversion and subsequently decides prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of our initial business combination. Holders of IPO Shares who convert their stock into their pro rata share of the trust account will still have the right to exercise any warrants they still hold.

We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in the IPO exercise their conversion rights. If a vote on an initial business combination is held and the initial business combination is not approved, we may continue to try to consummate an initial business combination until November 8, 2009. If the initial business combination is not approved or completed for any reason, then holders of IPO Shares voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required holders of IPO Shares to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering stockholder. Holders of IPO Shares would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

If we do not complete a business combination by November 8, 2009, we will be dissolved and will distribute to all holders of IPO shares, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been approximately $9.84. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Mark D. Ein has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we are focusing on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We do not have any full time employees and do not anticipate having any full time employees prior to the consummation of a business combination. We have two executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate.

ITEM 1A.	RISK FACTORS

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues other than interest and dividends until, at the earliest, after the consummation of a business combination.

We may not be able to consummate an initial business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we have until November 8, 2009 to complete an initial business combination. If we fail to consummate an initial business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth and Seventh of our amended and restated certificate of incorporation and may not be eliminated except in connection with, and upon consummation of, our initial business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

If we are unable to complete an initial business combination by November 8, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of the IPO, our general and administrative expenses and the anticipated costs of seeking an initial business combination. As of December 31, 2007, the per-share liquidation price was approximately $9.84, or $0.16 less than the per-unit offering price of $10.00. However, we cannot assure you that we will in fact be able to distribute approximately $9.84 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait until November 8, 2009 before receiving liquidation distributions.

We have until November 8, 2009 to complete an initial business combination. We have no obligation to return funds to our public stockholders prior to such date unless we consummate an initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. Accordingly, public stockholders’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate an initial business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete an initial business combination in specific industries, a number of them may consummate an initial business combination in any industry they choose. Therefore, we are subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate an initial business combination within the required time period.

If the funds available to us are insufficient to allow us to operate until November 8, 2009, we may be unable to complete an initial business combination.

We believe that the funds available to us will be sufficient to allow us to operate at least until November 8, 2009, assuming that an initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete an initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital which we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.84 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are required to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements.

Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.84 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in trust to our public stockholders, Mark D. Ein has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Because we will seek to have all vendors and prospective target businesses execute such a waiver, we believe the likelihood of Mr. Ein having any such obligations is minimal. Notwithstanding the foregoing, we have questioned him on his financial net worth and reviewed his financial information and believe he will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that he will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $9.84, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $9.84 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete an initial business combination by November 8, 2009, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all third parties (including any vendors or other entities that we engage in pursuit of a business combination) and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, there is no guarantee that all third parties will execute such agreements. Furthermore, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 8, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise a warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the shares of common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering the shares of common stock issuable upon exercise of the warrants as of the date the warrants become exercisable and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. We will not be required to net cash settle the warrants (whether in the case of our failure to maintain a current prospectus or otherwise). In such event, the warrants may have no value, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

An investor will only be able to exercise a warrant if the issuance of common stock upon the exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon an exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Since we have not yet selected any target business with which to complete an initial business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet identified a prospective target business, you currently have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete an initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in us will ultimately prove to be more favorable to you than a direct investment, if such opportunity were available, in a target business. Except for the limitation that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

We may issue shares of our capital stock or debt securities to complete an initial business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 8,939,743 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete an initial business combination. The issuance of additional shares of common stock or any number of shares of our preferred stock:

•	may significantly reduce your equity interest;

•	may subordinate the rights of holders of shares of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may, in certain circumstances, have the effect of delaying or preventing a change of control of us; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the initial business combination for any number of reasons including those beyond our control, such as that public stockholders owning 30% or more of the shares sold in the IPO vote against the initial business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the initial business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect an initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following an initial business combination.

Our ability to successfully effect an initial business combination is dependent upon the efforts of Mark D. Ein, our Chief Executive Officer. We believe that our success depends on the continued service of this individual, at least until we have consummated an initial business combination. We cannot assure you that this individual will remain with us for the immediate or foreseeable future. In addition, Mr. Ein is not required to commit any specified amount of time to our affairs and, accordingly, he will have conflicts of interest in allocating his time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, Mr. Ein. The unexpected loss of the services of Mr. Ein could have a detrimental effect on us.

The role of our key personnel such as Mr. Ein in the target business cannot presently be ascertained. Although some of our key personnel such as Mr. Ein may wish to remain with the target business in board, senior management or advisory positions following an initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after an initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following an initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of an initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate an initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of an initial business combination. All of our executive officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate an initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

While our officers have agreed, until the earliest of consummation of our initial business combination, our liquidation or such time as he ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity in excess of approximately $190 million which may reasonably be required to be presented to us under Delaware law. Due to the multiple corporate affiliations of our officer, he may owe pre-existing fiduciary or contractual obligations to other entities. Accordingly, our officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

In addition to the foregoing, Leland Investments, an entity affiliated with Mr. Ein, provides management services to Kastle Acquisition LLC and its subsidiaries, which provides building security products and services. The agreement with Kastle Acquisition contains a non-competition clause that provides that neither Leland Investments, Mr. Ein nor any entity that he controls shall directly and materially compete with the business of Kastle Acquisition and its subsidiaries. Accordingly, we generally will not be able to acquire a target business in the same line of business that Kastle Acquisition and its subsidiaries are in.

All of our officers, directors and special advisors own founders’ shares and sponsors’ warrants. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

All of our officers, directors and special advisors own founders’ shares and sponsors’ warrants. Such individuals have waived their right to receive distributions with respect to the founders’ shares upon our liquidation if we are unable to consummate an initial business combination. Accordingly, the founders’ shares, as well as the sponsors’ warrants, and any of our securities purchased by our officers or directors in the aftermarket will be worthless if we do not consummate an initial business combination. Furthermore, because the founders’ shares were purchased at a nominal price, they may be able to make a profit on such shares even though a business combination may not be profitable for holders of IPO Shares. Additionally, while none of our founders, officers, directors, special advisors or their affiliates has indicated any intention to purchase additional units or shares of common stock from persons in the open market or in private transactions, they are not restricted from doing so. If a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders, officers, directors, special advisors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. This could have the effect of making it more likely that we could consummate a business combination. The personal and financial interests of our directors and officers, including Mr. Ein’s obligation to indemnify claims against the trust account if a business combination is not consummated, may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently quoted on the American Stock Exchange. In order to continue quotation of our securities, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a “low selling price” as determined by the Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to these more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the industry in which we ultimately operate.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of the sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial business combination and the initial business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We may proceed with an initial business combination even if public stockholders owning 7,874,699 of the shares sold in the IPO exercise their conversion rights.

We may proceed with an initial business combination as long as public stockholders owning less than 30% of the shares sold in the IPO exercise their conversion rights. Accordingly, public stockholders holding up to 7,874,699 of the shares sold in the IPO, may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to gain approval of an initial business combination over a strong shareholder dissent.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of an initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an initial business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate an initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of the initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate an initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after an initial business combination.

Our founders, including our officers, directors and special advisors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Our founders are not restricted from purchasing additional units or shares of common stock in the open market or in private tractions. Our Founders have agreed to vote any shares of common stock acquired by them in any private placement or in the aftermarket in favor of an initial business combination. Thus, additional purchases of shares of common stock by our founders, including our officers or directors, would likely allow them to exert more influence over the approval of our initial business combination. These individuals may have substantial financial interests in making these types of purchases. The factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Another factor that would be taken into consideration would be that any such additional purchases would likely increase the chances that our initial business combination would be approved. Furthermore, these purchases may make it less likely that the holders of 30% or more of the shares sold in the IPO vote against a business combination and exercise their conversion rights.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of an initial business combination, in which case all of the current directors will continue in office until at least the consummation of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of an initial business combination.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect an initial business combination.

We issued warrants to purchase 26,249,000 shares of common stock as part of the units offered in the IPO. We also sold the sponsors’ warrants to purchase 7,000,000 shares of common stock. To the extent we issue shares of common stock to effect an initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the initial business combination. Accordingly, our warrants may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of a sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience a substantial dilution of your holdings.

If our founders or the holders of the sponsors’ warrants exercise their registration rights with respect to their founders’ shares or sponsors’ warrants and underlying shares, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect an initial business combination.

The founders are entitled to demand that we register the resale of the founders’ shares at any time commencing nine months after the consummation of our initial business combination. Additionally, the holders of the sponsors’ warrants are entitled to demand that we register the resale of such warrants and underlying shares of common stock commencing 90 days after we consummate an initial business combination. We will bear the cost of registering these securities. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 6,562,257 shares of common stock and 7,000,000 warrants (as well as 7,000,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into an initial business combination with us or will request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we effect an initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial business combination with a company located outside of the United States. If we do, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect an initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the IPO proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the

Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete an initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business, regardless of whether we acquire an operating business or assets. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

Holders of units or warrants may, in certain circumstances, be deemed to have received taxable distributions if adjustments are made to the warrants, even though the holders would have not received any cash or property as a result of such adjustments. In certain circumstances, the failure to provide for such an adjustment may also result in a constructive distribution to you.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY

We currently list our executive offices at 509 7th Street, N.W., Washington, DC 20004. Venturehouse Group LLC, an affiliate of Mark D. Ein, is providing certain general and administrative services at that location to us at no charge. We consider their services adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols CLA.U, CLA and CLA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on November 14, 2007, and since the common stock and warrants commenced public trading separately on December 12, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008:
First Quarter*	$10.01	$9.50	$9.23	$8.95	$0.90	$0.60
2007:
Fourth Quarter	$10.09	$9.71	$9.12	$8.97	$0.95	$0.75

*	Through March 24, 2008.

Holders

As of March 24, 2008, there was one holder of record of our units, thirteen holders of record of our common stock and fourteen holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Stock Price Performance Graph

The following graph compares the cumulative total return for our common stock from December 12, 2007, the date our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Amex Composite Index (formerly the Amex Market Value Index). The graph assumes $100 invested on December 12, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2007, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Capitol Acquisition Management LLC	5,635,000
Raul J. Fernandez	57,500
Piyush Sodha	57,500

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.004 per share.

In September 2007, Capitol Acquisition Management LLC transferred 57,500 shares of common stock to Richard C. Donaldson for $250, or approximately $0.004 per share, the same price originally paid for the shares by Capitol Acquisition Management LLC. Effective October 12, 2007, our board of directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.003 per share. In October 2007, Capitol Acquisition Management LLC transferred an aggregate of 467,191 shares of common stock to our directors and special advisors (or their affiliates) at the initial purchase price of approximately $0.003 per share.

Simultaneously with the consummation of the IPO, we consummated the private sale of 7,000,000 sponsors’ warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $7,000,000. The sponsors’ warrants were purchased by Mark D. Ein, our Chief Executive Officer, Amanda Eilian, our Vice President, Raul J. Fernandez, Piyush Sodha, Richard C. Donaldson and Lawrence Calcano, each members of our board of directors, Brooke B. Coburn, Arno Penzias, Hugh Panero, Thomas E. Wheeler, Ted Leonsis and Dr. Jeong H. Kim, each a special advisor of ours, and ZG Ventures LLC, an entity controlled by Miles Gilburne, a special advisor of ours. The sponsors’ warrants are identical to the warrants included in the units sold in the IPO except that the sponsors’ warrants are exercisable on a cashless basis and, if we call the warrants for redemption, the sponsors’ warrants will not be redeemable by us so long as they are held by these purchasers or their affiliates. The purchasers of the sponsors’ warrants have agreed that the sponsors’ warrants will not be sold or transferred by them until after we have completed a business combination.

Initial Public Offering

On November 14, 2007, we closed our IPO of 25,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The underwriters in the IPO exercised a portion of their over-allotment option (1,249,000 units) on December 7, 2007 generating net proceeds of $12,021,625 after deducting $468,375 for underwriters’ discounts and commissions. The units from the IPO (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $262,490,000. Citigroup Global Markets Inc. acted as sole bookrunning manager of the offering and representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144834). The Securities and Exchange Commission declared the registration statement effective on November 8, 2007.

We paid a total of $9,843,375 in underwriting discounts and commissions and $779,156 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and the private sale of sponsors’ warrants were $258,867,469, of which $258,346,625 was deposited into the trust account and the remaining proceeds of $520,844 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We also have an aggregate of up to $3,250,000 of interest earned on the proceeds in the trust fund that is available to us to fund our working capital requirements, as well as any amounts necessary to pay our tax obligations. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,474,220 in interest through December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

Income Statement Data:	For the Period June 26, 2007 (inception) through December 31, 2007
Revenue	$—
Loss from operations	$(140,999)
Interest income	$1,474,220
Net income	$714,573
Basic and diluted net income per share	$.06
Weighted average shares outstanding excluding shares subject to possible conversion—Basic and diluted	11,602,789

Balance Sheet Data:	December 31, 2007
Working capital	$1,260,417
Cash held in trust account	$258,346,625
Total assets	$260,303,897
Total liabilities	$696,855
Value of common stock which may be redeemed for cash ($9.84 per share)	$77,503,978
Stockholders’ Equity	$182,103,064

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on June 26, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. Prospective target businesses will not be limited to a particular industry, however, we plan to leverage our collective investing and operational experience in high growth areas such as the technology, media and communications sectors as well as industries that support or enable such businesses.

We consummated our IPO on November 14, 2007. All activity from June 26, 2007 through November 14, 2007 related to our formation and our IPO. Since November 14, 2007, we have been searching for prospective target businesses to acquire.

From June 26, 2007 (inception) through December 31, 2007, we had net income of $714,573 derived from interest income of $1,474,220 offset by $140,999 of general, selling and administrative expenses, and $618,648 of income tax expense.

Upon consummation of our IPO (including the over-allotment option), $258,346,625 of the net proceeds was deposited in trust, with the remaining net proceeds of $520,844 becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2007, we had current assets of $1,957,272 and current liabilities of $696,855, leaving us with working capital of $1,260,417.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on his evaluation as of December 31, 2007, our Principal Executive and Principal Financial and Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	43	Chief Executive Officer and Director
Amanda Eilian	30	Vice President
Raul J. Fernandez	41	Director
Piyush Sodha	49	Director
Richard C. Donaldson	48	Director
Lawrence Calcano	45	Director

Mark D. Ein has served as our Chief Executive Officer and a member of our Board of Directors since our inception. Mr. Ein is the founder of Venturehouse Group, LLC, a technology holding company that creates, invests in and builds technology, communications and related business services companies, and has served as its chief executive officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.á.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio (NASDAQ:XMSR). He is also the President of Leland Investments, a private investment firm. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC which subsidiaries conduct the business of Kastle Systems, LLC, a leading provider of building and office security systems acquired in January 2007. From 1992 to 1999, Mr. Ein was a principal with The Carlyle Group, a leading global private equity firm with approximately $59 billion under management, where he was responsible for many of The Carlyle Group’s telecommunications investment activities. Mr. Ein worked for Brentwood Associates, a leading West Coast growth-focused private equity firm with over $750 million under management, from 1989 to 1990 and for Goldman, Sachs & Co. from 1986 to 1989. Mr. Ein is a director of MACH S.á.r.l. and VSGi (Chairman). He serves on the Board of Directors of The Foundation for the National Institutes of Health (NIH), The Economic Club of Washington D.C., The Washington Tennis & Education Foundation and The Potomac Officers Club. He also serves on the Executive Committee of the Federal City Council, the Advisory Board of the Hoop Dreams Scholarship Fund, the Selection Committee for the George J. Mitchell Scholarship program, and the Leadership Committee of Fight for Children. He previously served on the Trustee’s Council of the National Gallery of Art and the Boards of the Wolf Trap Foundation and the SEED School and Foundation, and was Co-Chairman of the 2000 Corporate Campaign for The Phillips Collection. In July, 2000, Mr. Ein was named one of Washington Business Forward’s “Forward 40”—a list of the top 40 business people in Washington, D.C./Northern Virginia region—after being named one of its “Next Network” of 40 “rising stars” in October, 1999. Mr. Ein received a B.S. in economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

Amanda Eilian has been affiliated with us since our inception and has served as our Vice President since October 2007. From June 2006 to March 2007, Mrs. Eilian worked at Chilton Investment Company, where she focused on both US Equities and Distressed Opportunities. From 2002 to June 2004, Mrs. Eilian was a private equity associate at Falconhead Capital, LLC, a private equity firm. From 1999 to June 2002, Mrs. Eilian worked at the mergers & acquisitions and private equity groups at Merrill Lynch & Co. Mrs. Eilian received a B.S. (magna cum laude) from Georgetown University, where she was elected Phi Beta Kappa and a national Truman Scholar. She also attended Harvard Business School from June 2004 to June 2006 and received an M.B.A. with high distinction (Baker Scholar).

Raul J. Fernandez has served as member of our Board of Directors since our inception. Mr. Fernandez is the Chief Executive Officer and Chairman of ObjectVideo, Inc., a provider of intelligent video software for security, public safety, business intelligence gathering, process improvement and other applications. Previously he served as Chairman of the Board, Chief Executive Officer and President of Proxicom, Inc., a publicly traded Internet development and e-business consulting company he founded in 1991. From 2001 to 2002, he served as Chief Executive Officer of Dimension Data North America, an information systems integrator company, and as a director of its parent company, Dimension Data Holdings Plc. Mr. Fernandez currently serves as Special Advisor to General Atlantic LLC, a leading global growth equity firm. In addition, Mr. Fernandez is a partner in Lincoln Holdings LLC, which owns the Washington Capitals of the National Hockey League and a significant interest in both the Washington Wizards of the National Basketball Association and the Verizon Center in Washington, D.C. He has been a Director of Liz Claiborne, Inc., a New York Stock Exchange listed designer and marketer of an extensive portfolio of branded women’s and men’s apparel, accessories and fragrance products, since 2000. He is also a co-founder of Venture Philanthropy Partners, a philanthropic Washington, D.C.-based investment organization that helps leaders building nonprofit institutions. Mr. Fernandez received a bachelors degree in economics from the University of Maryland.

Piyush Sodha has served as a member of our Board of Directors since our inception. Mr. Sodha is currently the Chief Technical Officer and head of the Americas Region for MACH S.á.r.l., a leading global provider of clearing and settlement services for the mobile phone industry. He previously served as the Chairman and Chief Executive Officer of Cibernet Corporation which merged into MACH in April 2007. Prior to that, he was a General Manager and Vice President of Symbol Technologies, Inc., a company which acquired Matrics, Inc. Mr. Sodha had served as the Chairman and Chief Executive Officer of Matrics, Inc., which was a leading provider of RFID technology solutions and infrastructure products. Earlier in his career, Mr. Sodha had served as Chief Executive Officers of WirelessHome, NextLinx Corp and LCC International, a Nasdaq listed provider of integrated network design, implementation and optimization solutions for wireless voice and data communication networks which went public under his leadership in 1996. Mr. Sodha is a director of Vision Chain, a data mining company serving the retail industry. Mr. Sodha received a Bachelor of Science in Electrical Engineering from India Institute of Technology in New Delhi, India, a Master of Science in Electrical Engineering from Drexel University and an M.B.A. from Wharton Business School.

Richard C. Donaldson has served as a member of our Board of Directors since September 2007. Mr. Donaldson has been with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, as an attorney since 1985, an Equity Partner since 1993 and as Chief Operating Officer since June 2006. As COO, Mr. Donaldson overseas the finances, capital structure and operations of Pillsbury, which has nearly 800 lawyers, $600 million in revenues and 14 offices across the country and overseas. Mr. Donaldson serves on the Pillsbury Executive Team and is a member of Pillsbury’s Board of Directors. From June 2000 to August 2001, Mr. Donaldson served as Managing Director and General Counsel of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. Mr. Donaldson received a B.A. from Cornell University and a J.D. from The University of Chicago Law School.

Lawrence Calcano has served as a member of our Board of Directors since October 2007. Mr. Calcano is the founder and Chief Executive Officer of Calcano Capital Advisors, Inc., an advisory and investment firm focused on technology and technology-enabled companies, established in June 2006. From 1990 to June 2007, Mr. Calcano has been affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano is a director of 1-800-FLOWERS.COM, Inc., a Nasdaq listed provider of flowers and plants, gift baskets, gourmet foods and confections. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangement or agreement with these advisors to provide services to us and accordingly, they have no contractual or fiduciary obligations to present business opportunities to us, although they own shares of our common stock. These special advisors will simply provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe with their business background and extensive contacts, they will be helpful to our search for a target business and our consummation of an initial business combination.

Brooke B. Coburn has served as a Special Advisor since our inception. Mr. Coburn is a Managing Director and Co-head of Carlyle Venture Partners, the US venture and growth capital arm of The Carlyle Group. Mr. Coburn leads Carlyle’s small-cap growth buyout practice focusing on investments in the telecommunications, media, technology and business services sectors. Prior to joining Carlyle, Mr. Coburn was with Salomon Brothers, Inc. where he focused on M&A and capital raising assignments in the Media & Communications Group. Mr. Coburn is on the Board of Directors of Sonitrol Holding Corp., LLC, a Delaware limited liability company, Crest Communications Corporation, a Delaware corporation, and WSI Education Holdings S.à r.l., a Luxembourg limited liability company. Mr. Coburn received his A.B. from Princeton University with honors.

Arno Penzias has served as a Special Advisor since our inception. Mr. Penzias joined New Enterprise Associates, or NEA, a venture capital firm, in 1997 as a Venture Partner from Bell Labs where he headed its research organization and served as its Chief Scientist. In addition to helping NEA portfolio companies on an as-needed basis, in areas such as technology, strategy, and intellectual property, Arno serves on—and frequently chairs—Technical Advisory Boards for a number of NEA companies. He has received a number of honorary degrees, as well as awards for his contributions to science, R&D management and public service—most notably the 1978 Nobel Prize in Physics for his work in radio astronomy. A member of both the National Academy of Sciences and the National Academy of Engineering, he received a B.S. from City College of New York and a Ph.D. from Columbia University.

Hugh Panero has served as a Special Advisor since September 2007. From June 1998 to August 2007, Mr. Panero was a founder and served as Chief Executive Officer of XM Satellite Radio, a satellite radio company, as well as a member of the Board of Directors. From 1993 until June 1998, Mr. Panero served as President and Chief Executive Officer of Request Television, a national, pay-per-view network owned by Liberty Media and Twentieth Century Fox. From 1982 to 1993, Mr. Panero served in a variety of positions with Time Warner Cable, including Vice President of Marketing for Time Warner Cable of New York City. Mr. Panero was named one of the best CEOs in America by Institutional Investor in January 2006. Mr. Panero serves on the Board of Directors of The Marrow Foundation, which supports the work of the National Marrow Donor Program, the organization responsible for finding donors for people with life-threatening blood cancers or diseases in need of stem cell, cord blood or bone marrow transplant. Mr. Panero received a B.A. from Clark University and received an M.B.A. from Baruch College

Miles Gilburne has served as a Special Advisor since October 2007. Since 2000, Mr. Gilburne has served as a managing member of ZG Ventures, LLC, a venture capital firm. Mr. Gilburne served as senior vice president of corporate development for America Online, Inc., or AOL, from 1994 until December 1999. In 1999, he was elected to the board of directors of AOL and continued to serve on the board of Time Warner, Inc. until May 2006. Mr. Gilburne currently serves on the board of directors of SRA, a government services company, Pharmacyclics, a drug discovery company, and Maui Land and Pineapple, a real estate and agriculture company. He is also an active investor in and serves on the board of various private companies, including Revolution Health Group, focused on consumer directed health care; ePals, Inc., a global online learning company, ClearSpring Technologies, a Web 2.0 software company, and iSkoot, a voice and data communications company. In the non-profit sector, Mr. Gilbunre is a member of the Board of Trustees of the Foundation for the National Institutes of Health, The Washington Shakespeare Theatre, and In2Books. He received an A.B. from Princeton University and a J.D. from Harvard Law School.

Thomas E. Wheeler has served as a Special Advisor since October 2007. Mr. Wheeler has served as a Managing Director of Core Capital Partners, a venture capital fund, since 2005. He has also served as President and Chief Executive Officer of Shiloh Group, LLC, a strategy development and private investment company specializing in telecommunications services. From 1992 to October 2003, Mr. Wheeler served as Chief Executive Officer and President of the Cellular Telecommunications & Internet Association (CTIA). From 1984 to 1992, Mr. Wheeler served as Chief Executive Officer of multiple new technology companies. From 1976 to 1984, Mr. Wheeler was associated with the National Cable Television Association (NCTA), where he was president from 1979 to 1984. Mr. Wheeler served 12 years as a Trustee of the John F. Kennedy Center for the Performing Arts, and is Chairman of the Kennedy Center affiliate VSA Arts, and Chairman and President of the Foundation for the National Archives. Mr. Wheeler serves on the Board of Directors of Core portfolio companies Roundbox, UpdateLogic, Jacked, and Twisted Pair Solutions as well as Earthlink, Inc. (NASDAQ:ELNK) and HELIO, Inc., a joint venture formed by EarthLink and SK Telecom Co., Ltd. Mr. Wheeler wrote Take Command: Leadership Lessons of the Civil War (Doubleday, 2000) and Mr. Lincoln’s T-Mails: The Untold Story of How Abraham Lincoln Used the Telegraph to Win the Civil War (HarperCollins, 2006). Mr. Wheeler received a B.S. from Ohio State University.

Ted Leonsis has served as a Special Advisor since October 2007. Since March 2006, Mr. Leonsis has served as Chairman of Revolution Money, a Web 2.0 payment platform and credit-card service, that is a subsidiary of Revolution LLC, the investment company created by Steve Case. Since May 1999, Mr. Leonsis has been the founder, Chairman and majority owner of Lincoln Holdings LLC, a sports and entertainment company that holds ownership rights in several entities including the Washington Capitals, WNBA’s Washington Mystics and Washington Sports and Entertainment Limited Partnership, which owns the NBA’s Washington Wizards, DC’s Verizon Center and the Baltimore-Washington Ticketmaster franchise. From November 1993 to December 2006, Mr. Leonsis worked for AOL where he continues to serve as its Vice Chairman Emeritus having stepped down from day-to-day management on December 31, 2006. During his tenure at AOL, he served in many roles including Vice Chairman as well as President of several business units including the AOL Services Company; AOL Studios; AOL Web Services; AOL Core Service and the AOL Audience Business. Early in his career, Ted was the founder of several new media companies including Redgate Communications Corporation which, in 1993, was the first company acquired by AOL. He was also the founder of six personal computer magazines, authored four books and worked on the introduction of the IBM PC and the Apple Macintosh. Mr. Leonsis made his filmmaking and production debut with the documentary “Nanking,” which made its premiere at the 2007 Sundance Film Festival, and has received several worldwide accolades and awards. Mr. Leonsis is a philanthropist and is very involved with numerous charities, including Best Buddies, Hoop Dreams, See Forever Foundation, Youth Aids and others through the work of the Leonsis Foundation. He also once served as mayor of Orchid, Florida. Among his many honors, Ted has been named Washington’s Businessman of the Year, a Washingtonian of the Year, one of the 20 most influential people in sports, one of America’s most creative executives and a top 10 entrepreneur of the year. Mr. Leonsis received a B.A. from Georgetown University in 1977.

Dr. Jeong H. Kim has served as a Special Advisor since October 2007. Since April 2005, Mr. Kim has served as President of Alcatel-Lucent’s Bell Labs, a communication industry research organization. From 2001 to March 2005, Dr. Kim served in both the department of electrical and computer engineering and the department of mechanical engineering at the University of Maryland. From 1992 to May 1998, Mr. Kim was the founder and served as Chairman and Chief Executive Officer of Yurie Systems, a high-tech data communications company which went public in February 1997 and was ranked by Business Week in May 1997 as the #1 hot growth company among all public companies in the United States. Yurie was subsequently acquired in 1998 by Lucent Technologies. Mr. Kim then continued with Lucent Technology as president of Lucent’s former Broadband Carrier Networks. In 1999, Dr. Kim was named chief operating officer and later president of Lucent’s Optical Network Group. A member of the prestigious National Academy of Engineering and of the Washington Business Hall of Fame, he was inducted into the University of Maryland’s Innovation Hall of Fame in 2004. The university also named its new Jeong H. Kim Engineering Building in his honor. Dr. Kim serves on the boards of many academic, corporate, and nonprofit organizations, including the NASDAQ Listing and Hearing Review

Council. Dr. Kim received a Ph.D. in reliability engineering from the University of Maryland, a master’s degree in Technical Management and bachelor’s degree in electrical engineering and computer science from Johns Hopkins University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In November 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Capitol Acquisition Corp., 509 7th Street, N.W., Washington, D.C. 20004.

Corporate Governance

Nominating Committee

Effective November 2007, we established a nominating committee of the board of directors, which consists of Raul J. Fernandez, as chairman, and Lawrence Calcano, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective November 2007, we established an audit committee of the board of directors, which consists of Lawrence Calcano, as chairman, Piyush Sodha and Richard C. Donaldson, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the confidential and anonymous receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO;

•

reviewing and approving all reimbursements and payments made to any of our founders or members of our management team or special advisors and our or their respective affiliates. Any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval; and

•

reviewing and approving any related party transactions we may enter into. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Lawrence Calcano satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components—salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
HBK Investments L.P.	3,210,000	(2)	9.8%
Michael A. Roth and Brian J. Stark	2,300,000	(3)	7.0%
Millenco LLC	2,279,600	(4)	6.9%
The Baupost Group, L.L.C.	2,100,000	(5)	6.4%
Fir Tree, Inc.	1,800,000	(6)	5.5%
QVT Financial LP	1,643,600	(7)	5.0%
Mark D. Ein	5,938,836	(8)	18.1%
Raul J. Fernandez	65,623	(9)	*
Piyush Sodha	65,623	(10)	*
Richard C. Donaldson	65,623	(11)	*
Lawrence Calcano	196,868	(12)	*
Amanda Eilian	0	(13)	0%
All directors and executive officers as a group (six individuals)	6,332,573	(14)	19.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Represents 3,210,000 shares over which HBK Investments L.P., HBK Partners II L.P. HBK Management LLC and HBK Management Fund L.P. each have shared voting and dispositive power. HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The business address for each entity is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G filed with the SEC on December 14, 2007, as amended on February 4, 2008.

(3)	Represents 2,300,000 shares held directly by Stark Master Fund Ltd. (“Stark Master”). This amount excludes 2,300,000 shares of Common Stock issuable upon the exercise of warrants as such warrants are not yet exercisable and will not become exercisable within 60 days. Michael A. Roth and Brian J. Stark direct the management of Stark Offshore Management LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Stark Master. As the Managing Members of Stark Offshore, the Reporting Persons possess voting and dispositive power over all of the foregoing shares. The business address for Fir Tree, Inc. is 3600 South Lake Drive, St. Francis, Wisconsin 53235. The foregoing information was derived from a Schedule 13G filed with the SEC on November 19, 2007.

(4)	Represents 2,279,600 shares held by Millenco LLC (“Millenco”). This amount excludes 2,545,900 shares issuable upon the exercise of warrants held by Millenco that are not currently exercisable and will not become exercisable within 60 days. Millennium Management LLC (“Management”) is the manager of Millenco and Israel A. Englander is the managing member of Millennium Management. As a result, each may be deemed to have shared voting control and investment discretion over the shares. The business address for each entity and Mr. Englander is 666 Fifth Avenue, New York, New York 10103. The foregoing information was derived from a Schedule 13G filed with the SEC on December 7, 2007, as amended on February 8, 2008.

(5)	Represents 2,100,000 shares over which The Baupost Group, L.L.C. (“Baupost”), a registered investment adviser, has sole voting and dispositive power. SAK Corporation, as the Manager of Baupost, and Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of all such shares. The business address for each entity and Mr. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2008.

(6)

Represents 1,512,700 shares held by Sapling, LLC and 287,300 shares held by Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, LP is the sole member of Sapling, LLC and Fir Tree, Inc. is the investment manager of both Sapling, LLC and Fir Tree Recovery Master Fund, L.P. The business address for Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The foregoing information was derived from a Schedule 13G filed with the SEC on November 19, 2007.

(7)

Represents 1,356,719 shares held by QVT Fund LP (the “Fund”), 148,010 shares held by Quintessence Fund L.P. (“Quintessence) and 138,871 shares held in a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”). This amount excludes shares issuable upon the exercise of warrants that are not currently exercisable and will not become exercisable within 60 days. QVT Financial LP has voting and dispositive power with respect to all such shares and QVT Financial GP LLC is the general partner of QVT Financial LP. The business address for QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the SEC on January 14, 2008.

(8)	Represents shares held by Capitol Acquisition Management LLC, an entity which Mr. Ein controls. Excludes 3,040,000 shares of common stock issuable upon exercise of warrants held by Mr. Ein, none of which are exercisable and will not become exercisable within 60 days.

(9)	Does not include 750,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(10)	Does not include 1,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(11)	Does not include 200,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(12)	Does not include 250,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(13)	Does not include shares of common stock held by Capitol Acquisition Management LLC, of which Mrs. Eilian is a minority member. Also does not include 160,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(14)	Does not include 5,400,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

All of the founders’ shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of our initial business combination. The founders’ shares may be released from escrow earlier than this date if, within the first year after we consummate an initial business combination:

•	the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination; or

•

we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these securities will not be able to sell or transfer their securities except (i) to an entity’s beneficiaries upon its liquidation, (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order or (v) by private sales with respect to up to 33% of the founders’ shares held by them made at or prior to the consummation of an initial business combination at prices no greater than the price at which the shares were originally purchased (approximately $0.003 per share), in each case where the transferee agrees in writing to be bound to the transfer restrictions and the terms of the escrow agreement, to vote in accordance with the majority of the shares of common stock voted by our public stockholders in connection with our initial business combination and to waive any rights to participate in any liquidation distribution if we fail to consummate an initial business combination, but will retain all other rights as our stockholders with respect to the founders’ shares, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared, but excluding conversion rights (including any transferees). If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow and will be subject to the transfer restrictions and the terms of the escrow agreement, the requirement to vote in accordance with the majority of the shares of common stock voted by our public stockholders in connection with our initial business combination and the waiver of any rights to participate in any liquidation distribution if we fail to consummate an initial business combination. If we are unable to effect an initial business combination and liquidate, none of our founders (or any transferees) will receive any portion of the liquidation proceeds with respect to the founders’ shares.

In addition, in connection with the vote required for our initial business combination, the founders have agreed (and any permitted transferees will agree) to vote the founders’ shares in accordance with the majority of the shares of common stock voted by the holders of IPO Shares. The founders have also agreed to vote any shares acquired by them after the IPO in favor of our initial business combination.

Mark D. Ein and Capitol Acquisition Management LLC are our “promoters” as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2007, we issued 5,750,000 shares of founders’ common stock to the individuals set forth below for an aggregate of $25,000 in cash, at a purchase price of approximately $0.004 per share, as follows:

Stockholders	Number of Shares	Relationship to Us
Capitol Acquisition Management LLC	5,635,000	Stockholder, controlled by Mark D. Ein, Chief Executive Officer
Raul J. Fernandez	57,500	Director
Piyush Sodha	57,500	Director

In September 2007, Capitol Acquisition Management LLC transferred 57,500 shares of common stock to Richard C. Donaldson for $250, or approximately $0.004 per share, the same price originally paid for the shares by Capitol Acquisition Management LLC. Effective October 12, 2007, our board of directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.003 per share. In October 2007, Capitol Acquisition Management LLC transferred an aggregate of 467,191 shares of common stock to our directors and special advisors (or their affiliates) at the initial purchase price of approximately $0.003 per share.

On December 12, 2007, the underwriters exercised a portion (1,249,000 units at a price of $10.00 per unit) of the over-allotment option that was granted to the underwriters in our IPO. The remainder of the underwriters’ over-allotment option expired unexercised. As only a portion of the over-allotment option was exercised, the following 625,423 founders’ shares were canceled:

Name of Holder	Number of Shares
Capitol Acquisition Management LLC	565,848
Lawrence Calcano	18,757
Raul J. Fernandez	6,252
Piyush Soda	6,252
Richard C. Donaldson	6,252
Brooke B. Coburn	3,126
Arno Penzias	3,126
Hugh Panero	3,126
ZG Ventures LLC	3,126
Thomas E. Wheeler	3,126
Ted Leonsis	3,126
Dr. Jeong H. Kim	3,126

The following table reflects the current ownership of our founders’ shares, accounting for the aforementioned transactions:

Name	Number of Shares	Relationship to Us
Capitol Acquisition Management LLC	5,938,836	Stockholder, controlled by Mark D. Ein, Chief Executive Officer
Lawrence Calcano	196,868	Director
Raul J. Fernandez	65,623	Director
Piyush Sodha	65,623	Director
Richard C. Donaldson	65,623	Director
Brooke B. Coburn	32,812	Special Advisor
Arno Penzias	32,812	Special Advisor
Hugh Panero	32,812	Special Advisor
ZG Ventures LLC	32,812	Stockholder, controlled by Miles Gilburne, a Special Advisor
Thomas E. Wheeler	32,812	Special Advisor
Ted Leonsis	32,812	Special Advisor
Dr. Jeong H. Kim	32,812	Special Advisor

The holders of the majority of the founders’ shares are entitled to demand that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing nine months after the consummation of our initial business combination. In addition, these stockholders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our officers, directors and special advisors purchased 7,000,000 sponsors’ warrants (for a total purchase price of $7.0 million) from us simultaneously with the consummation of the IPO. The sponsors’ warrants are identical to the warrants underlying the units offered in the IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to its members upon a liquidation or to relatives and trusts for estate planning purposes, (ii) by virtue of the laws of descent and distribution upon death or (iii) pursuant to a qualified domestic relations order, providing the transferee agrees to be bound by the transfer restrictions) until we complete an initial business combination, and they will be exercisable on a cashless basis and will be non-redeemable by us, in each case, so long as such warrants are held by the purchasers and their permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities commencing 90 days after we consummate an initial business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Leland Investments Inc. loaned to us an aggregate of $95,000 to cover expenses related to our IPO. The loan was repaid from the proceeds of our IPO not being placed in the trust account.

We will reimburse members of our management team, founders, special advisors and our or their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $3.25 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. Our audit committee will review and approve all reimbursements and payments made to any founder or member of our management team or special advisor and our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our officers, directors, founders, special advisors or our or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any member of our management team or their respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by our audit committee who had access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Raul J. Fernandez, Piyush Sodha, Richard C. Donaldson and Lawrence Calcano are independent directors as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum & Kliegman LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, audit fees for our independent registered public accounting firm were $115,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.

Tax Fees

During 2007, our independent registered public accounting firm did not render services to us for tax services.

All Other Fees

During 2007, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until November 2007, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation.(1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Mark D. Ein.(1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Raul J. Fernandez.(1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Piyush Sodha.(1)

10.4	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Capitol Acquisition Management LLC.(1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.(1)

10.7	Promissory Note issued to Mark D. Ein.(1)

10.8	Form of Registration Rights Agreement among the Registrant and the Founders and Purchaser of the Sponsor’s Warrants.(1)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of the Purchasers of the Sponsors’ Warrants.(1)

10.10	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Richard C. Donaldson.(1)

10.11	Letter Agreement of interest owners of Capitol Acquisition Management LLC.(1)

10.12	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Lawrence Calcano.(1)

10.13	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Amanda Eilian.(1)

10.14	Form of Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and each of the special advisors (or their affiliates).(1)

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter.(1)

99.2	Nominating Committee charter.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-144834).

CAPITOL ACQUISITION CORP.

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Capitol Acquisition Corp.

We have audited the accompanying balance sheet of Capitol Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2007, and the related statements of income, changes in stockholders’ equity and cash flows for the period from June 26, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Acquisition Corp. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the period from June 26, 2007 (inception) through December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/    MARCUM & KLIEGMAN LLP

Marcum & Kliegman LLP

Melville, New York

March 29, 2008

CAPITOL ACQUISITION CORP.

(a development stage company)

BALANCE SHEET

AT DECEMBER 31, 2007

ASSETS
Current assets:
Cash	$461,475
Cash held in Trust Account—interest income available for working capital and taxes	1,474,220
Other current assets	21,577

Total current assets	1,957,272
Other assets:
Cash held in Trust Account—restricted	258,346,625

Total assets	$260,303,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses and offering costs	$78,207
Corporate income taxes payable	618,648

Total liabilities	696,855

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,503,978

Commitments and Contingencies	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494
Additional paid-in capital	181,385,997
Income accumulated during development stage	714,573

Total stockholders’ equity	182,103,064

Total liabilities and stockholders’ equity	$260,303,897

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENT OF INCOME

FOR THE PERIOD FROM JUNE 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Revenue	$—
General and administrative expenses	140,999

Loss from operations	(140,999)
Interest income	1,474,220

Income before provision for income taxes	1,333,221
Provision for income taxes	618,648

Net income	$714,573

Weighted average number of common shares outstanding, excluding shares subject to possible conversion—basic and diluted	11,602,789

Basic and diluted net income per share	$.06

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	Common Stock		Additional Paid-in Capital	Income During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception @ $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriter over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of Underwriters’ over- allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of Sponsors’ Warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	$2,494	$181,385,997	$714,573	$182,103,064

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

Cash Flows from Operating Activities
Net Income	$714,573
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in other current assets	(21,577)
Increase in corporate taxes payable	618,648
Increase in accrued expenses and offering costs	77,696

Net cash provided by operating activities	1,389,340

Cash Flows from Investing Activities
Cash held in Trust Account—dividend and interest income available for working capital and taxes	(1,474,220)
Cash held in Trust Account—restricted	(258,346,625)

Net cash used in investing activities	(259,820,845)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	250,000,000
Gross proceeds from exercise of underwriter over-allotment	12,490,000
Proceeds from notes payable, stockholders	95,000
Repayment of notes payable, stockholders	(95,000)
Proceeds from issuance of stock to initial stockholders	25,000
Proceeds from issuance of sponsors’ warrants	7,000,000
Payment of underwriting discount and offering costs	(10,622,020)

Net cash provided by financing activities	258,892,980

Net increase in cash	461,475

Cash at beginning of the period	—

Cash at end of the period	$461,475

Supplemental Disclosure of non-cash transactions: Accrual for offering costs charged to Additional Paid in Capital	$511

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION,	BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Capitol Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more operating businesses or assets (a “Business Combination”).

The Company has selected December 31 as its fiscal year end.

On October 12, 2007 the Company declared a stock dividend of 0.25 shares of common stock for each share of outstanding common stock. All references in the accompanying financial statements to the common shares and per share amounts have been retroactively restated to reflect the stock dividend. There was no net effect on stockholders’ equity. (see Note 6)

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 related to the Company’s formation and the public offering, described below. All activity from November 14, 2007 through December 31, 2007 related to the Company’s search for an acquisition target and the consummation of the over-allotment option of the underwriters.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on November 8, 2007. The Company consummated the Offering on November 14, 2007 and received net proceeds of $239,845,844 and $7,000,000 from the sale of the sponsor warrants on a private placement basis (see Note 2).

On December 12, 2007, the Company completed the sale of an additional 1,249,000 units that were granted to the underwriters as an over-allotment option at a price of $10.00 per unit and received net proceeds of $12,021,625. The initial public offering, including the exercise of the over-allotment option, generated total gross proceeds of $262,490,000, excluding the proceeds from the offering of the 7,000,000 warrants on a private basis to the existing stockholders. In addition to the underwriters’ discounts paid out of the gross proceeds of $9,843,375 (3.75%), the underwriters were entitled to an additional payment of a portion of the underwriting discount equal to 3.25% of the gross proceeds ($8,530,925), that they agreed to defer. These deferred amounts will be held in trust and not released until the earlier to occur of (i) the completion of an initial business combination or (ii) liquidation, in which case such proceeds will be distributed to the public stockholders, together with all other funds held in the trust account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although the Company’s initial Business Combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $258,346,625 or approximately $9.84 per Unit of the net proceeds of the Offering (including 1,249,000 units pursuant to the over-allotment option) and the sale of the Sponsors’ Warrants (see Note 2) is being held in a trust account (“Trust Account”) and will be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after this Offering) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Mark D. Ein, the Company’s Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of prospective target businesses or claims of vendors or other entities that are owed money by the company for services rendered or contracted for or products sold to the company. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims under the Company’s indemnity with the underwriters of this Offering against certain liabilities, including liabilities under the Securities Act. However, the Company cannot assure you that he will be able to satisfy his indemnification obligations.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest income that may be released to the Company of (i) up to $3,250,000 (net of tax, if any, payable by the Company with respect to such interest) to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company, after signing a definitive agreement for a Business Combination with a target business or businesses, is required to submit such transaction for stockholder approval. Pursuant to the Company’s certificate of incorporation (“Certificate of Incorporation”), in the event that the stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers, directors and special advisors of the Company (“Initial Stockholders”) have agreed to vote all of their founders’ common stock (the “Founders’ Common Stock”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer apply.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash from the Trust Account. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of Offering. Public Stockholders holding up to 30% of the aggregate number of shares owned by all Public Stockholder’s (minus one share) may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Certificate of Incorporation was amended prior to the Offering to increase the number of authorized shares from 50,000,000 to 75,000,000 and to provide that the Company will continue in existence only until 24 months (“Target Business Acquisition Period”) from the effective date of the registration statement relating to

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

the Offering (“Effective Date”). If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

The Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Public Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Public Offering.

Income Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 7,874,699 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings.

Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of income. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

On June 26, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company has identified only its federal tax return as a “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 26, 2007 the evaluation was performed for the 2007 tax year which is the only period subject to examination. The Company

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 26, 2007 (inception) through December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate taxes payable as of December 31, 2007 consisted of the following:

Federal income tax	$618,648

$618,648

The provision for income tax consists of the following:

For the Period from June 26, 2007 (inception) through December 31, 2007
Current:
Federal	$618,648
State and Local	—
Deferred
Federal	—
State and Local	—

Total provision for income taxes	$618,648

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of December 31, 2007.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

For the Period from June 26, 2007 (inception) through December 31, 2007
Tax provision at statutory rate	34%
State and local taxes (net of federal tax benefit)	—
Effect of adjustments and non-deductible items	2%
Additional Federal tax due to Personal Holding Company status	10%

Effective tax rate	46%

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently evaluating the impact of SFAS 157 on its financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”) “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The Company is currently evaluating the impact of SFAS 159 on its financial statements and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, In-process research & development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 is not expected to have a significant effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2007, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company had $461,475 in a bank account and $259,820,845 in a brokerage account. Management believes the risk of loss to be minimal since it only invests in or through major financial institutions.

Stock Based Compensation

The Company accounts for stock options and warrants using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), share based payment awards will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

Cash held in Trust Account—restricted

The Company considers the restricted portion of the funds held in the Trust Account as being a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be a long-term purpose, with long-term assets such as property and intangibles, typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

Offering Costs

Offering costs consist of underwriters’ discount, legal fees, printing costs and travel expenses incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2—INITIAL PUBLIC OFFERING

On November 14, 2007, the Company sold 25,000,000 Units at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 8, 2008 and expiring November 8, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

On December 12, 2007, the Company completed the sale of an additional 1,249,000 units that were granted to the underwriters as an over allotment option at a price of $10.00 per unit. An additional amount of $12,021,625 (net of a portion of the underwriters’ discount of $468,375) was placed in the Company’s trust account.

The initial public offering, including the exercise of the over-allotment option, generated total gross proceeds of $262,490,000, excluding the proceeds from the offering of the 7,000,000 warrants on a private basis to the existing stockholders. In addition to the underwriters discount paid out of the gross proceeds of $9,843,375 (3.75%), the underwriters were entitled to an additional payout of a portion of the underwriting discount equal to 3.25% of the gross proceeds ($8,530,925), that they agreed to defer. These deferred amounts will be held in trust and not released until the earlier of (i) the completion of an initial business combination or (ii) liquidation, in which case such proceeds will be distributed to the public stockholders together with all other funds held in the Trust Account.

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($9,843,375) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($8,530,925) in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

Pursuant to a Sponsors’ Warrants Securities Purchase dated November 14, 2007, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 7,000,000 warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

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

Pursuant to a Registration Rights Agreement dated November 8, 2007, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 3—NOTE PAYABLE, STOCKHOLDER

On July 13, 2007, the Company issued a $75,000 unsecured promissory note to Leland Investments, an entity controlled by Mark Ein, our Chief Executive Officer. Leland Investments Inc. loaned the Company an additional $20,000 and on September 10, 2007 the Company replaced the July 13, 2007 note with a $95,000 unsecured promissory note to Leland Investments Inc. The note was non-interest bearing and was payable on the earlier of July 13, 2008 or the consummation of the Offering. The note was repaid during November 2007 from the proceeds of the Offering.

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company utilizes office space provided by Venturehouse Group LLC (“Venturehouse”), an affiliate of Mark D. Ein, the Company’s Chief Executive Officer. Venturehouse will make available, until the Company consummates a Business Combination, such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. These services will be provided at no cost to the Company.

The Company has a commitment to pay a total underwriting discount of 7% of the public offering price. The payment to the underwriters representing 3.25% of the gross proceeds from the Offering will be deferred until the Company consummates a Business Combination.

Pursuant to letter agreements with the Company, effective upon consummation of the Offering, the Initial Stockholders have waived their right to receive distributions with respect to the Founders’ Common Stock upon the Company’s liquidation. They will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Company’s Offering.

Pursuant to the Sponsors’ Warrants Securities Purchase agreement to be effective on October 12, 2007, the Company’s officers, directors and special advisors agreed to purchase from the Company, in the aggregate, 7,000,000 warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

Warrants occurred simultaneously with the consummation of the Offering but was sold on a private placement basis. Management believes the purchase price of these warrants approximates the fair value of such warrants at the time of issuance. The proceeds the Company received from these purchases was placed in the Trust Account.

The Sponsors’ Warrants are identical to the warrants included in the units sold in the offering, except the Sponsors’ Warrants will not be transferable or salable by the purchasers of these warrants (subject to certain limited circumstances) until the Company completes a Business Combination, and will be exercisable on a cashless basis and will be non-redeemable by the Company, in each case, so long as they are held by the purchasers or their permitted transferees. If the Company does not complete such a Business Combination then the $7,000,000 will be part of the liquidation distribution to the Public Stockholders and the warrants will expire worthless.

The Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be, pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing nine months after the consummation of our Business Combination. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 30 days after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 5—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Certificate of Incorporation prohibits it, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

NOTE 6—COMMON STOCK

The Company was authorized to issue 50,000,000 shares of common stock with a par value of $.0001 per share. The Company’s Certificate of Incorporation was amended prior to the completion of the public offering to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

On July 26, 2007, the Company issued 5,750,000 shares of our common stock to its Initial Stockholders, for $25,000 in cash, at a purchase price of approximately $0.004 per share. Effective October 12, 2007, the Company’s Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, leaving the Company with 7,187,500 shares of common stock outstanding. All references to the number of shares of common stock have been retroactively restated to reflect this transaction.

On November 14, 2007, the Company issued 25,000,000 units at the offering price of $10.00 per unit. Each unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant.

On December 7, 2007, the underwriters exercised a portion of its over-allotment option (1,249,000 units) at a price of $10.00 per unit.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(CONTINUED)

As a result of the partial exercise of the over-allotment option and the expiration of the remaining over-allotment option, the initial stockholders forfeited a total of 625,243 shares collectively. The purpose of this contribution was to maintain the equity ownership interest of the initial stockholders at 20% of the total outstanding shares of common stock after issuance of the over-allotment option.

There were 33,249,000 shares of common stock reserved for issuance upon exercise of Warrants and the Sponsors’ Warrants.

NOTE 7—SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the period from June 26, 2007 (inception) through December 31, 2007.

	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$—	$—	$—
Loss from Operations	(1,000)	(12)	(139,987)
Interest Income	—	—	1,474,220
Income (Loss) before Provision for Income Taxes	(1,000)	(12)	1,334,233
Provision for Income Taxes	—	—	(618,648)
Net Income (Loss)	(1,000)	(12)	715,585

Weighted Average Shares Outstanding Basic and Diluted	7,187,500	7,187,500	16,258,039
Basic and Diluted Net Income (Loss) Per Share	$(0.00)	$(0.00)	$0.04

NOTE 8—SUBSEQUENT EVENT

On February 7, 2008, the Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

CAPITOL ACQUISITION CORP.

By:	/s/ MARK D. EIN
Mark D. Ein
Chief Executive Officer
(Principal Executive and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ MARK D. EIN Mark D. Ein	Chief Executive Officer and Director (Principal Executive and Principal Financial and Accounting Officer)	March 31, 2008

/s/ RAUL J. FERNANDEZ Raul J. Fernandez	Director	March 31, 2008

/s/ PIYUSH SODHA Piyush Sodha	Director	March 31, 2008

/s/ RICHARD C. DONALDSON Richard C. Donaldson	Director	March 31, 2008

/s/ LAWRENCE CALCANO Lawrence Calcano	Director	March 31, 2008