Form 10-Q
period 2008-03-31
Capitol Acquisition Corp
filed 2008-05-15
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 12, 2008 there were 32,811,257 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		Pages
Part I.	Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	3

	Condensed Statements of Income (Unaudited) for the three months ended March 31, 2008 and for the period June 26, 2007 (inception) through March 31, 2008	4

	Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period June 26, 2007 (inception) through March 31, 2008	5

	Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and for the period June 26, 2007 (inception) through March 31, 2008	6

	Notes to Unaudited Condensed Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-18

Item 3.	Quantitative and Qualitative Disclosures regarding Market Risk	19

Item 4.	Controls and Procedures	19-20

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

Signature		21

PART I – FINANCIAL INFORMATION

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$1,348,957	$461,475
Cash held in Trust Account – interest income available for working capital and taxes	1,870,280	1,474,220
Other current assets	126,338	21,577

Total current assets	3,345,575	1,957,272
Other assets:
Cash held in Trust Account – restricted	258,346,625	258,346,625

Total assets	$261,692,200	$260,303,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$135,713	$78,207
Corporate income taxes payable	661,919	618,648

Total liabilities	797,632	696,855

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,503,978	77,503,978

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,385,997	181,385,997
Income accumulated during development stage	2,002,099	714,573

Total stockholders’ equity	183,390,590	182,103,064

Total liabilities and stockholders’ equity	$261,692,200	$260,303,897

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended March 31, 2008	For the period from June 26, 2007 (inception) through March 31, 2008
Revenue	$—	$—
General and administrative expenses	284,012	425,011

Loss from operations	(284,012)	(425,011)
Interest income	2,234,809	3,709,029

Income before provision for income taxes	1,950,797	3,284,018
Provision for income taxes	663,271	1,281,919

Net income	$1,287,526	$2,002,099

Weighted average number of common shares outstanding, excluding shares subject to possible conversion – basic and diluted	24,936,558

Basic and diluted net income per share	$.05

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH MARCH 31, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Income During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriter over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of Underwriters’ over- allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of Sponsors’ Warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	$182,103,064
Net income for the three months ended March 31, 2008	—	—	—	1,287,526	1,287,526

Balance, March 31, 2008 (Unaudited)	32,811,257	$2,494	$181,385,997	$2,002,099	$183,390,590

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2008	For the period from June 26, 2007 (inception) through March 31, 2008
Cash Flows from Operating Activities
Net Income	$1,287,526	$2,002,099
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in other current assets	(104,761)	(126,338)
Increase in corporate taxes payable	43,271	661,919
Increase in accrued expenses	57,506	135,713

Net cash provided by operating activities	1,283,542	2,673,393

Cash Flows from Investing Activities
Cash held in Trust Account – dividend and interest income available for working capital and taxes	(396,060)	(1,870,280)
Cash held in Trust Account – restricted	—	(258,346,625)

Net cash used in investing activities	(396,060)	(260,216,905)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	250,000,000
Gross proceeds from exercise of underwriter over-allotment	—	12,490,000
Proceeds from notes payable, stockholders	—	95,000
Repayment of notes payable, stockholders	—	(95,000)
Proceeds from issuance of stock to initial stockholders	—	25,000
Proceeds from issuance of sponsors’ warrants	—	7,000,000
Payment of underwriting discount and offering costs	—	(10,622,531)

Net cash provided by financing activities	—	258,892,469

Net increase in cash	887,482	1,348,957
Cash at beginning of the period	461,475	—

Cash at end of the period	$1,348,957	$1,348,957

Supplemental Disclosure of Cash Flow Information: Cash paid during the period for:
Income taxes	$620,000

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL INFORMATION

These unaudited, condensed interim financial statements as of March 31, 2008, and for the quarter then ended, and from June 26, 2007 (inception) through March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2007, and for the period ended December 31, 2007 included in Capitol Acquisition Corp.’s Form 10-K filed on March 31, 2008. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2007 financial statements.

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

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

On October 12, 2007, the Company declared a stock dividend of 0.25 shares of common stock for each share of outstanding common stock. All references in the accompanying financial statements to the common shares and per share amounts have been retroactively restated to reflect the stock dividend. There was no net effect on stockholders’ equity. (See Note 8)

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 related to the Company’s formation and the public offering, described below. All activity from November 14, 2007 through March 31, 2008 has related to the Company’s search for an acquisition target.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on November 8, 2007. The Company consummated the Offering on November 14, 2007 and received net proceeds of $239,845,844 and $7,000,000 from the sale of the sponsor warrants on a private placement basis (See Note 3).

On December 12, 2007, the Company completed the sale of an additional 1,249,000 units pursuant to the over-allotment option that was granted to the underwriters in the Offering at a price of $10.00 per unit and received net proceeds of $12,021,625. The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $262,490,000, excluding the proceeds from the offering of the 7,000,000 warrants on a private basis to the existing stockholders. In addition to the underwriters’ discounts of $9,843,375 (3.75%) paid out of the gross proceeds, the underwriters are entitled to an additional payment of a portion of the underwriting discount equal to 3.25% of the gross proceeds ($8,530,925) that they agreed to defer. This deferred amount will be held in trust and will not be released until the earlier to occur of (i) the completion of an initial business combination or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders, together with all other funds held in the trust account.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although the Company’s initial Business Combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $258,346,625 or approximately $9.84 per Unit of the net proceeds of the Offering (including 1,249,000 units pursuant to the over-allotment option) and the sale of the Sponsors’ Warrants (see Note 3) is being held in a trust account (“Trust Account”) and must be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. As of March 31, 2008, the funds in the Trust Account have been invested in a money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.

The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Mark D. Ein, the Company’s Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of prospective target businesses or claims of vendors or other entities that are owed money by the company for services rendered or contracted for or products sold to the company. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims under the Company’s indemnity with the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, the Company cannot assure you that he will be able to satisfy his indemnification obligations.

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

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

The Certificate of Incorporation was amended prior to the Offering to increase the number of authorized shares from 50,000,000 to 75,000,000 and to provide that the Company will continue in existence only until November 8, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering.

The Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to the Founders’ Common Stock; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

Cash and Cash Equivalents (continued):

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company had $1,348,957 in a bank account and $260,216,905 in a brokerage account. Management believes the risk of loss to be minimal since it only invests in or through major financial institutions.

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

Cash held in Trust Account – restricted

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

Offering Costs

Offering costs consist of underwriters’ discount, legal fees, printing costs and travel expenses that are related to the Offering and were charged to capital at the time of the closing of the Offering.

Recently Issued Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

Recently Issued Pronouncements (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”) “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of that method for option grants prior to December 31, 2007. SAB 110 allows public companies which do not have sufficient historical experience to provide a reasonable estimate to continue the use of this method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The adoption of this pronouncement by the Company in fiscal 2008 has not had an effect on its financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This accounting guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall be evaluated separately under SFAS No. 140. Staff Position No. FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Early adoption is prohibited. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

On November 14, 2007, the Company sold 25,000,000 Units at the offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 8, 2008 and expiring November 8, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 3: INITIAL PUBLIC OFFERING (continued)

On December 12, 2007, the Company completed the sale of an additional 1,249,000 units pursuant to the over-allotment option that was granted to the underwriters in the Offering at a price of $10.00 per unit. An additional amount of $12,021,625 (net of a portion of the underwriters’ discount of $468,375) was placed in the Trust Account.

The Offering, including the exercise of the over-allotment option, generated total gross proceeds of $262,490,000, excluding the proceeds from the offering of the 7,000,000 warrants on a private basis to the existing stockholders. In addition to the underwriters discount of $9,843,375 (3.75%) paid out of the gross proceeds, the underwriters are entitled to an additional payout of a portion of the underwriting discount equal to 3.25% of the gross proceeds ($8,530,925) that they agreed to defer. This deferred amount will be held in trust and not released until the earlier of (i) the completion of an initial Business Combination or (ii) the Company’s liquidation, in which case such proceeds will be distributed to the public stockholders together with all other funds held in the Trust Account. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

Pursuant to a subscription agreement dated October 12, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 7,000,000 warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement.

The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by any of the sponsors or their permitted transferees and (ii) will not be exercisable while they are subject to certain transfer restrictions. If the Company does not complete a Business Combination then the $7,000,000 will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsors’ Warrants will expire worthless. The purchasers of the Sponsors’ Warrants have agreed that the Sponsors’ Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

Pursuant to a Registration Rights Agreement dated November 8, 2007, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) are entitled to registration rights with respect to the Founders’ Common Stock or Sponsors’ Warrants (or underlying securities), as the case may be. The holders of the majority of the Founders’ Common Stock are entitled to elect to exercise these registration rights at any time commencing three months prior to the date on which the Founders’ Common Stock is to be released from escrow. The holders of the Sponsors’ Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time 90 days after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Sponsors’ Warrants (or underlying securities) have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 4: INCOME TAXES

On June 26, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4: INCOME TAXES (continued)

The Company has identified only its federal tax return as a “major” tax jurisdiction. Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 26, 2007 the evaluation was performed for the 2007 tax year which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 26, 2007 (inception) through March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate taxes payable as of March 31, 2008 consisted of the following:

Federal income tax	$661,919

The provision for income tax consists of the following:

	For the three months ended March 31, 2008	For the Period from June 26, 2007 (inception) through March 31, 2008
Current:
Federal	$663,271	$1,281,919
State and local	—	—
Deferred
Federal	—	—
State and local	—	—

Total provision for income taxes	$663,271	$1,281,919

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of March 31, 2008.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4: INCOME TAXES (continued)

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended March 31, 2008	For the period from June 26, 2007 (inception) through March 31, 2008
Tax provision at statutory rate	34%	34%
State and local taxes (net of federal tax benefit)	—	—
Effect of adjustments and non-deductible items	—	1%
Additional federal tax due to Personal Holding Company status	—	4%

Effective tax rate	34%	39%

NOTE 5: NOTE PAYABLE, STOCKHOLDER

On July 13, 2007, the Company issued a $75,000 unsecured promissory note to Leland Investments, an entity controlled by Mark Ein, the Company’s Chief Executive Officer. Leland Investments Inc. loaned the Company an additional $20,000 and on September 10, 2007 the Company replaced the July 13, 2007 note with a $95,000 unsecured promissory note to Leland Investments Inc. The note was non-interest bearing and was payable on the earlier of July 13, 2008 or the consummation of the Offering. The note was repaid during November 2007 from the proceeds of the Offering.

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company utilizes administrative services provided by Venturehouse Group LLC (“Venturehouse”), an affiliate of Mark D. Ein, the Company’s Chief Executive Officer. Venturehouse will make available, until the Company consummates a Business Combination, such administrative services, as may be required by the Company from time to time. These services will be provided at no cost to the Company.

The Company has a commitment to pay the remaining underwriting discount representing 3.25% of the gross proceeds from the Offering that will be deferred until the Company consummates a Business Combination.

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED

NOTE 7: PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The Certificate of Incorporation prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the common stock on a Business Combination.

NOTE 8: COMMON STOCK

The Company was initially authorized to issue 50,000,000 shares of common stock with a par value of $.0001 per share. The Company’s Certificate of Incorporation was amended prior to the completion of the public offering to increase the number of authorized shares of common stock from 50,000,000 to 75,000,000.

On July 26, 2007, the Company issued 5,750,000 shares of common stock to its Initial Stockholders, for $25,000 in cash, at a purchase price of approximately $0.004 per share. Effective October 12, 2007, the Company’s Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, leaving the Company with 7,187,500 shares of common stock outstanding. All references to the number of shares of common stock have been retroactively restated to reflect this transaction.

On November 14, 2007, the Company issued 25,000,000 units at the offering price of $10.00 per unit. Each unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant.

On December 7, 2007, the underwriters exercised a portion of its over-allotment option (1,249,000 units) at a price of $10.00 per unit.

As a result of the partial exercise of the over-allotment option and the expiration of the remaining over-allotment option, the initial stockholders forfeited a total of 625,243 shares. The purpose of this contribution was to maintain the equity ownership interest of the Initial Stockholders at 20% of the total outstanding shares of common stock after issuance of the over-allotment option. There were 33,249,000 shares of common stock reserved for issuance upon exercise of Warrants and the Sponsors’ Warrants.

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

Overview

We are a blank check company formed on June 26, 2007 to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effect an initial Business Combination using cash from the proceeds of our completed initial public offering, including from the exercise of the underwriters’ over-allotment option, and the private placements of the Sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt. On November 14, 2007, we completed our initial public offering of 25,000,000 units at a price of $10.00 per unit. We received net proceeds of approximately $239.8 million from our initial public offering.

Pursuant to subscription agreements dated October 12, 2007, certain of the Company’s officers, directors and special advisors purchased from the Company, in the aggregate, 7,000,000 Sponsors’ Warrants for $7,000,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with consummation of the initial public offering on a private placement basis. All of the proceeds we received from these purchases were placed in the Trust Account.

We received proceeds of $12,021,625, net of underwriting discounts of $468,375, on December 12, 2007, as a result of the underwriters exercising their over-allotment option of 1,249,000 units.

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2008, we had net income of $1,287,526 after a provision for income taxes of $663,271 and for the period from June 26, 2007 (inception) through March 31, 2008, we had net income of $2,002,099 after a provision for income taxes of $1,281,919, respectively. We incurred offering costs of $10,622,531 with regard to the Offering which were charged to additional paid in capital on the balance sheet at the time of the closing of the Offering. We incurred operating expenses for the three months ended March 31, 2008 and the period from June 26, 2007 (inception) through March 31, 2008, of $284,012 and $425,011, respectively. These costs consisted primarily of professional and consulting fees, insurance, and Delaware franchise taxes.

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that we will be able to successfully effect a business combination. As of March 31, 2008, we have had released to us $1,218,750 of the $3,250,000.

Liquidity and Capital Resources

As of March 31, 2008, we have cash in our operating account of $1,348,957 and an additional $1,870,280 in our Trust Account which is available for us to use for working capital and taxes. Our initial public offering and sale of Sponsors’ Warrants generated net proceeds of $258,867,469. $258,346,625 of the net proceeds are held in trust and may only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering. The remaining net proceeds of $520,844 not held in trust are being used to provide for due diligence on prospective Business Combinations and continuing general and administrative expenses.

We intend to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the resulting proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 8, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or acquired any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering (“IPO”) of $246.3 million (which includes $8.125 million of the proceeds attributable to the Underwriters’ deferred discount from the IPO) have been placed in a trust account at Merrill Lynch, with Continental Stock Transfer & Trust Company acting as trustee. Pursuant to the Underwriters’ over-allotment option, proceeds of an additional $12,021,625 (including $405,925 of deferred underwriter’s discount) have also been placed in the trust account held with Merrill Lynch. As of March 31, 2008, the balance of the trust account was $ 260,216,905. We are allowed to use $3,250,000 (net of applicable income taxes, if any) of the interest earned on the money in the Trust Account for working capital purposes. The proceeds held in trust have only been invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of March 31, 2008, the funds in the Trust Account have been invested in a money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.93%. Assuming no other changes to our holdings as of April 28, 2008, a 1% decrease in the underlying interest rate payable on our investment as of April 28, 2008 would result in a decrease of approximately $0.65 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from the Initial Public Offering

On November 14, 2007, we closed our initial public offering of 25,000,000 Units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise of $7.50 per share. The Units from the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Citigroup Global Markets Inc., acted as sole book-running manager and representative of the underwriters (together, the “Underwriters”). The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144834). The Securities and Exchange Commission declared the registration statement effective on November 8, 2007.

On December 7, 2007, the Underwriters exercised their over-allotment option and on December 12, 2007 we issued 1,249,000 Units at $10 per share, grossing proceeds of $12,490,000.

We paid a total of $9,843,375 in underwriting discounts and $779,156, for other costs and expenses related to the Offering and the over-allotment option.

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

31 – Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

32 – Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CAPITOL ACQUISITION CORP.

Dated: May 15, 2008	By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)