Form 10-Q
period 2008-06-30
Capitol Acquisition Corp
filed 2008-08-13
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 11, 2008 there were 32,811,257 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	1

		Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2008, and for the period June 26, 2007 (inception) through June 30, 2007, and for the period June 26, 2007 through June 30, 2008	2

		Condensed Statement of Stockholders’ Equity (Unaudited) for the period June 26, 2007 (inception) through June 30, 2008	3

		Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008, and for the period June 26, 2007 (inception) through June 30, 2007, and for the period June 26, 2007 (inception) through June 30, 2008	4

		Notes to Unaudited Condensed Financial Statements	5-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

	Item 3.	Quantitative and Qualitative Disclosures regarding Market Risk	18-19

	Item 4.	Controls and Procedures	19

Part II.	Other Information

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 6.	Exhibits	21

Signature			22

FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	our public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item IA). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” Capitol Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I – FINANCIAL INFORMATION

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$1,653,940	$461,475
Cash held in Trust Account—interest income available for working capital and taxes	1,277,636	1,474,220
Prepaid corporate taxes	51,054	—
Prepaid expenses	97,752	21,577

Total current assets	3,080,382	1,957,272
Other assets:
Cash held in Trust Account—restricted	258,346,625	258,346,625

Total assets	$261,427,007	$260,303,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$137,170	$78,207
Corporate income taxes payable	—	618,648

Total liabilities	137,170	696,855

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,503,978	77,503,978

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,385,997	181,385,997
Income accumulated during development stage	2,397,368	714,573

Total stockholders’ equity	183,785,859	182,103,064

Total liabilities and stockholders’ equity	$261,427,007	$260,303,897

The accompanying notes are an integral part of these condensed unaudited financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2007	For the period from June 26, 2007 (inception) through June 30, 2008
Revenue	$—	$—	$—	$—
General and administrative expenses	266,757	550,769	1,000	691,768

Loss from operations	(266,757)	(550,769)	(1,000)	(691,768)
Interest income	869,053	3,103,862	—	4,578,082

Income before provision for income taxes	602,296	2,553,093	(1,000)	3,886,314
Provision for income taxes	207,027	870,298	—	1,488,946

Net income (loss)	$395,269	$1,682,795	$(1,000)	$2,397,368

Weighted average number of common shares outstanding, excluding shares subject to possible conversion- basic and diluted	24,936,558	24,936,558	7,187,500

Basic and diluted net income (loss) per share	$.02	$.07	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH JUNE 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Income During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriter over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of Underwriters’ over- allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of Sponsors’ Warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	182,103,064
Net income for the six months ended June 30, 2008	—	—	—	1,682,795	1,682,795

Balance, June 30, 2008 (Unaudited)	32,811,257	$2,494	$181,385,997	$2,397,368	$183,785,859

The accompanying notes are an integral part of these condensed unaudited financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2007	For the period from June 26, 2007 (inception) through June 30, 2008
Cash Flows from Operating Activities
Net Income (loss)	$1,682,795	$(1,000)	$2,397,368
Adjustments to reconcile net income to net cash provided by operating activities:

Changes in operating assets and liabilities:
Increase in prepaid expenses	(76,175)	—	(97,752)
Increase in prepaid corporate taxes	(51,054)	—	(51,054)
(Decrease) in corporate taxes payable	(618,648)	—	—
Increase in accrued expenses	58,963	1,000	137,170

Net cash provided by operating activities	995,881	—	2,385,732

Cash Flows from Investing Activities
Cash held in Trust Account—restricted	—	—	(258,346,625)
Cash held in Trust Account—dividend and interest income available for working capital and taxes	196,584	—	(1,277,636)

Net cash provided by (used in) investing activities	196,584	—	(259,624,261)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	—	250,000,000
Gross proceeds from exercise of underwriter over-allotment	—	—	12,490,000
Proceeds from notes payable, stockholders	—	—	95,000
Repayment of notes payable, stockholders	—	—	(95,000)
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Proceeds from issuance of sponsors’ warrants	—	—	7,000,000
Payment of underwriting discount and offering costs	—	—	(10,622,531)

Net cash provided by financing activities	—	—	258,892,469

Net increase in cash	1,192,465	—	1,653,940
Cash at beginning of the period	461,475	—	—

Cash at end of the period	$1,653,940	$—	$1,653,940

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for: Income taxes	$1,540,000	$—	$1,540,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL INFORMATION

These unaudited, condensed interim financial statements as of June 30, 2008, and for the three and six month periods ending June 30, 2008, and for the periods from June 26, 2007 (inception) through June 30, 2007 and from June 26, 2007 (inception) through June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

On October 12, 2007, the Company declared a stock dividend of 0.25 shares of common stock for each share of outstanding common stock. All references in the accompanying financial statements to the common shares and per share amounts have been retroactively restated to reflect the stock dividend. There was no net effect on stockholders’ equity. (See Note 8)

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 relates to the Company’s formation and the public offering, described below. All activity from November 14, 2007 through June 30, 2008 relates to the Company’s search for an acquisition target.

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although the Company’s initial Business Combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $258,346,625 or approximately $9.84 per Unit of the net proceeds of the Offering (including 1,249,000 units pursuant to the over-allotment option) and the sale of the Sponsors’ Warrants (see Note 3) is being held in a trust account (“Trust Account”) and must be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of an initial Business Combination or (ii) liquidation of the Company. As of June 30, 2008, the funds in the Trust Account have been invested in a money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.

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

Cash held in Trust Account—restricted:

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

Accretion of Trust Account relating to common stock subject to possible conversion:

The Company records accretion of the income earned in the trust account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital”. The portion of the excess earnings is also presented as a deduction from the net income on the Statements of Income to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. As at June 30, 2008 there was no accretion of income due to stockholders.

Earnings Per Share:

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

Earnings Per Share (continued):

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

Stock Based Compensation:

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

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in various financial institutions. The Federal Deposit Insurance Corporation insures balances in bank accounts up to $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000 in brokerage accounts. The Company had $1,663,829 in a bank account and $259,624,261 in a brokerage account.

Offering Costs:

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

Recently Issued and Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (‘SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entitiy shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption did not have a material impact on the Company’s financial statements.

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

Recently Issued and Adopted Accounting Pronouncements (continued):

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION (Continued)

Recently Issued and Adopted Accounting Pronouncements (continued):

to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial condition and results of operations.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial condition and results of operations.

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

Pursuant to subscription agreements dated October 12, 2007, certain of the Initial Stockholders purchased from the Company, in the aggregate, 7,000,000 warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Company did not pay any discount related to the warrants sold in the private placement.

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 26, 2007 (inception) through June 30, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate Federal taxes (prepaid) payable consisted of the following:

	June 30, 2008	December 31, 2007
Federal income tax (prepaid) payable	$(51,054)	$618,648

The provision for income tax consists of the following:

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2007	For the period from June 26, 2007 (inception) through June 30, 2008
Current:
Federal	$207,027	$870,298	$—	$1,488,946
State and local	—	—	—	—

Total provision for income taxes	$207,027	$870,298	$—	$1,488,946

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 4: INCOME TAXES (continued)

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of June 30, 2008.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2007
Tax provision at statutory rate	34%	34%	—%
State and local taxes (net of federal tax benefit)	—	—	—
Effect of adjustments and non-deductible items	—	—	—

Effective tax rate	34%	34%	—%

NOTE 5: COMMITMENTS AND CONTINGENCIES

The Company utilizes administrative services provided by Venturehouse Group LLC (“Venturehouse”), an affiliate of Mark D. Ein, the Company’s Chief Executive Officer. Venturehouse will make available, until the Company consummates a Business Combination, such administrative services, as may be required by the Company from time to time. These services will be provided at no cost to the Company.

The Company has a commitment to pay the remaining underwriting discount representing 3.25% of the gross proceeds from the Offering that will be deferred until the Company consummates a Business Combination

On February 7, 2008, the Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms.

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

Pursuant to subscription agreements dated October 12, 2007, certain of the Company’s officers, directors and special advisors agreed to purchase from the Company, in the aggregate,

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 5: COMMITMENTS AND CONTINGENCIES (continued)

7,000,000 warrants for $7,000,000 (the “Sponsors’ Warrants”). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering but was sold on a private placement basis. Management believes the purchase price of these warrants approximates the fair value of such warrants at the time of issuance. The proceeds the Company received from these purchases was placed in the Trust Account.

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

NOTE 6: PREFERRED STOCK

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

NOTE 7: COMMON STOCK

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

NOTE 7: COMMON STOCK (continued)

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

Overview

We are a blank check company formed under the laws of the State of Delaware on June 26, 2007 to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effect an initial Business Combination using cash from the proceeds of our completed initial public offering, including the exercise of the underwriters’ over-allotment option, and the private placements of the Sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt. On November 14, 2007, we completed our initial public offering of 25,000,000 units at a price of $10.00 per unit. We received net proceeds of approximately $239.8 million from our initial public offering.

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

Results of Operations and Known Trends or Future Events

For the three and six months ended June 30, 2008, we had net income of $395,269 and $1,682,795 after a provision for income taxes of $207,027 and $870,298 and for the period from June 26, 2007 (inception) through June 30, 2008, we had net income of $2,397,368 after a provision for income taxes of $1,488,946, respectively. For the period from June 26, 2007 (inception) through June 30, 2007 we had a net loss of $1,000. We incurred operating expenses for the three and six months ended June 30, 2008 and the period from June 26, 2007 (inception) through June 30, 2008, of $266,757, $550,769 and $691,768, respectively. These costs consisted primarily of professional and consulting fees, insurance, and Delaware franchise taxes. There was $1,000 of organizational costs incurred from June 26, 2007 through June 30, 2007.

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that we will be able to successfully effect a business combination. As of June 30, 2008, we have had released to us $1,760,446 of the $3,250,000.

Liquidity and Capital Resources

As of June 30, 2008, we have cash in our operating account of $1,653,940 and an additional $1,277,636 in our Trust Account which is available for us to use for working capital and taxes. Our initial public offering and sale of Sponsors’ Warrants generated net proceeds of $258,867,469. $258,346,625 of the net proceeds are held in trust and may only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering. Since our initial public Offering, our only source of revenue has been from interest and dividends earned on our cash accounts. The proceeds from our initial public Offering that were placed in a Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2008 the funds placed in trust are earning interest at the rate of approximately 1.48%. We incurred offering costs of $10,622,531 with regard to the Offering which were charged to additional paid in capital on the balance sheet at the time of the closing of the Offering. The remaining net proceeds of $520,844 not placed in trust were available to be used to provide for due diligence on prospective Business Combinations and continuing general and administrative expenses.

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

As of June 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering (“IPO”) of $246.3 million (which includes $8.125 million of the proceeds attributable to the Underwriters’ deferred discount from the IPO) have been placed in a trust account at Merrill Lynch, with Continental Stock Transfer & Trust Company acting as trustee. Pursuant to the Underwriters’ over-allotment option, proceeds of an additional $12,021,625 (including $405,925 of deferred underwriter’s discount) have also been placed in the trust account held with Merrill Lynch. As of June 30, 2008, the balance of the trust account was $259,624,261. We are allowed to use $3,250,000 (net of applicable income taxes, if any) of the interest earned on the money in the Trust Account for working capital purposes. The proceeds held in trust have only been invested in U.S. government securities having a maturity of 180 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.48%. Assuming no other changes to our holdings as of June 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2008 would result in a decrease of approximately $0.65 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

CAPITOL ACQUISITION CORP.

Dated: August 13, 2008	By:	/s/ Mark D. Ein
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