Form 10-Q
period 2008-09-30
Capitol Acquisition Corp
filed 2008-11-14
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of November 14, 2008 there were 32,811,257 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	3

		Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008, and for the period June 26, 2007 (inception) through September 30, 2007, and for the period June 26, 2007 (inception) through September 30, 2008	4

		Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 26, 2007 (inception) through September 30, 2008	5

		Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, and for the period June 26, 2007 (inception) through September 30, 2007, and for the period June 26, 2007 (inception) through September 30, 2008	6

		Notes to Unaudited Condensed Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13-14

	Item 4T.	Controls and Procedures	14

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6.	Exhibits	15

Signature			16

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”(refer to Part II, Item IA). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Capitol Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I – FINANCIAL INFORMATION

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$2,284,820	$461,475
Cash held in Trust Account, interest and dividend income available for working capital and taxes	879,496	1,474,220
Other assets	66,608	21,577

Total current assets	3,230,924	1,957,272

Trust Account
Cash held in Trust Account, restricted	258,824,016	258,346,625

Total assets	$262,054,940	$260,303,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$149,970	$78,207
Income taxes payable	66,502	618,648

Total liabilities	216,472	696,855

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,647,195	77,503,978

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,242,780	181,385,997
Income accumulated during development stage	2,945,999	714,573

Total stockholders’ equity	184,191,273	182,103,064

Total liabilities and stockholders’ equity	$262,054,940	$260,303,897

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period from June 26, 2007 (inception) through September 30, 2007	For the period from June 26, 2007 (inception) through September 30, 2008
Revenue	$—	$—	$—	$—	$—

General and administrative expenses	225,564	12	776,333	1,012	917,332

Loss from operations	(225,564)	(12)	(776,333)	(1,012)	(917,332)

Interest and dividend income	956,751	—	4,060,613	—	5,534,833

Income (loss) before provision or income taxes	731,187	(12)	3,284,280	(1,012)	4,617,501

Provision for income taxes	182,556	—	1,052,854	—	1,671,502

Net income (loss)	548,631	(12)	2,231,426	(1,012)	2,945,999

Accretion of trust account income relating to common stock subject to possible conversion	(143,217)	—	(143,217)	—	(143,217)

Net income (loss) attributable to other common stockholders	$405,414	$(12)	$2,088,209	$(1,012)	$2,802,782

Weighted average number of common shares outstanding, excluding shares subject to possible conversion- basic and diluted	24,936,558	7,187,500	24,936,558	7,187,500

Basic and diluted net income (loss) per share attributable to other common stockholders	$.02	$(0.00)	$.08	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Income Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriters’ over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of Underwriters’ over- allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of Sponsors’ Warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	182,103,064
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(143,217)	—	(143,217)
Net income for the nine months ended September 30, 2008	—	—	—	2,231,426	2,231,426

Balance, September 30, 2008 (Unaudited)	32,811,257	$2,494	$181,242,780	$2,945,999	$184,191,273

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2008	For the period from June 26, 2007 (inception) through September 30, 2007	For the period from June 26, 2007 (inception) through September 30, 2008
Cash Flows from Operating Activities
Net Income (loss)	$2,231,426	$(1,012)	$2,945,999
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Changes in operating assets and liabilities:
Increase in other assets	(45,031)	—	(66,608)
Increase (decrease) in income taxes payable	(552,146)	—	66,502
Increase in accounts payable and accrued expenses	71,763	—	149,970

Net cash provided by (used in) operating activities	1,706,012	(1,012)	3,095,863

Cash Flows from Investing Activities
Cash held in Trust Account, restricted	(477,391)	—	(258,824,016)
Cash held in Trust Account, interest and dividend income available for working capital and taxes	594,724	—	(879,496)

Net cash provided by (used in) investing activities	117,333	—	(259,703,512)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	—	250,000,000
Gross proceeds from exercise of Underwriters’ over-allotment	—	—	12,490,000
Proceeds from notes payable, stockholders	—	95,000	95,000
Repayment of notes payable, stockholders	—	—	(95,000)
Proceeds from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of sponsors’ warrants	—	—	7,000,000
Payment of underwriting discount and offering expenses	—	(102,322)	(10,622,531)

Net cash provided by financing activities	—	17,678	258,892,469

Net increase in cash	1,823,345	16,666	2,284,820
Cash at beginning of the period	461,475	—	—

Cash at end of the period	$2,284,820	$16,666	$2,284,820

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,605,000	$—	$1,605,000
Non-cash financing and investing transactions:
Accrual of deferred offering expenses	$—	$15,000	$15,000
Accretion of trust account income relating to common stock subject to possible conversion	$143,217	$—	$143,217

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

These unaudited, condensed interim financial statements as of September 30, 2008, and for the three months ended September 30, 2008 and 2007 and for the nine months ending September 30, 2008, and for the periods from June 26, 2007 (inception) through September 30, 2007 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

Capitol Acquisition Corp. (the “Company”) (a development stage company) was incorporated in Delaware on June 26, 2007 as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more operating businesses or assets (a “Business Combination”).

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

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 relates to the Company’s formation and the public offering. All activity from November 14, 2007 through September 30, 2008 relates to the Company’s search for an acquisition target.

Management’s Plan and Intentions:

Other than a portion ($716,631) of the Cash held in the Trust Account, interest and dividend income available for working capital and taxes, the Company’s only source of income, to enable it to continue to fund its search for an acquisition candidate, is the interest and dividends it earns on its money not held in the Trust Account. In addition, there can be no assurance that the Company will enter into a Business Combination prior to November 8, 2009. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described.

Accretion of Trust Account relating to common stock subject to possible conversion:

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 1: INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accretion of Trust Account relating to common stock subject to possible conversion (continued):

capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital.” The portion of the excess earnings is also presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Earnings Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” In accordance with SFAS No. 128, earnings per common share (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period.

Common shares subject to possible conversion of 7,874,699 have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At September 30, 2008, financial instruments that potentially expose the Company to credit risk consist of cash. The Company maintains its cash balances in US Treasury only money market funds at various financial institutions. As of September 30, 2008 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $100,000 ($250,000 effective October 3, 2008) and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts. At September 30, 2008, the uninsured balances amounted to approximately $261.4 million.

Recently Issued Accounting Pronouncements:

In February 2008, the FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2, which respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 1: INTERIM FINANCIAL INFORMATION, ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued):

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition and results of operations.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited interim condensed financial statements.

NOTE 2: COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with the underwriters of the initial public offering (“Offering”) (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($9,843,375) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($8,530,925) in the Trust Account. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

On February 7, 2008, the Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(CONTINUED)

NOTE 2: COMMITMENTS AND CONTINGENCIES (CONTINUED)

issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms.

NOTE 3: INCOME TAXES

The difference between the Company’s effective tax rate (46%) for its fiscal year ended December 31, 2007 and its effective tax rate (32%) for the nine months ended September 30, 2008 was due primarily to the fact that in its fiscal year ending December 31, 2007, the Company was subject to Personal Holding Company taxes which it was not subject to for the nine months ended September 30, 2008. The nine months ended September 30, 2008 were also lower due to the utilization of an overaccrual for the prior year.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on June 26, 2007 to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets. We intend to effect an initial Business Combination using cash from the proceeds of our completed initial public offering, including the exercise of the underwriters’ over-allotment option, and the private placements of the Sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt. On November 14, 2007, we completed our initial public offering of 25,000,000 units at a price of $10.00 per unit. We received net proceeds of approximately $239.8 million from our initial public offering. Each unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or November 8, 2008 and expiring November 8, 2012. The Company may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the initial public offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Results of Operations and Known Trends or Future Events

For the three and nine months ended September 30, 2008, we had net income of $548,631 and $2,231,426 after a provision for income taxes of $182,556 and $1,052,854, respectively, and for the period from June 26, 2007 (inception) through September 30, 2008, we had net income of $2,945,999 after a provision for income taxes of $1,671,502. For the period from June 26, 2007 (inception) through September 30, 2007 we had a net loss of $(1,012), and for the three months ended September 30, 2007 we had a net loss of $(12). We incurred operating expenses for the three and nine months ended September 30, 2008 and the period from June 26, 2007 (inception) through September 30, 2008, of $225,564, $776,333 and $917,332, respectively. These costs consisted primarily of professional and consulting fees, insurance, and Delaware franchise taxes. There was $1,000 of organizational costs incurred from June 26, 2007 through June 30, 2007 and $12 of bank charges incurred from July 1, 2007 through September 30, 2007.

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that we will be able to successfully effect a business combination. As of September 30, 2008, we have had released for working capital purposes $2,533,369 of the $3,250,000 available.

Liquidity and Capital Resources

As of September 30, 2008, we have cash in our operating account of $2,284,820 and an additional $879,496 in our Trust Account which is available for us to use for working capital and taxes. Our initial public offering and sale of Sponsors’ Warrants generated net proceeds of $258,867,469. $258,824,016 of the net proceeds are held in trust and may only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering. Since our initial public offering, our only source of income has been from interest and dividends earned on our cash accounts. Upon consummation of our initial public offering through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. As of September 30, 2008, the funds placed in trust are earning interest at the rate of approximately 1.35%.

We incurred offering expenses of $10,622,531 with regard to the offering which were charged to additional paid in capital on the balance sheet at the time of the closing of the offering. The remaining net proceeds of $520,844 not placed in trust were available to be used to provide for due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the resulting proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through November 8, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Management’s Plan and Intensions

Our funds may not be sufficient to maintain us until a business combination is consummated. In addition, there can be no assurance that we will enter into a business combination prior to November 8, 2009. Pursuant to our certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the initial public offering as previously described.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $246.3 million (which includes $8.125 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at Merrill Lynch, with Continental Stock Transfer & Trust Company acting as trustee. Pursuant to the Underwriters’ over-allotment option, proceeds of an additional $12,021,625 (including $405,925 of deferred underwriter’s discount) have also been placed in the trust account held with Merrill Lynch. As of September 30, 2008, the balance of the trust account was $259,703,512. We are allowed to use $3,250,000 (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the Trust Account for working capital purposes. The proceeds held in trust are invested in the Merrill Lynch Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on such Fund and its underlying investments. As of September 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.35%. Assuming no other changes to our holdings as of September 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2008 would result in a decrease of approximately $0.65 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4T.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

CAPITOL ACQUISITION CORP.

Dated: November 14, 2008	By:	/s/ Mark D. Ein
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