Form 10-K
period 2008-12-31
Capitol Acquisition Corp
filed 2009-03-16
CIK 1406982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-33769

CAPITOL ACQUISITION CORP.

(Name of Issuer in Its Charter)

Delaware	26-0435458
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)
509 7th Street, N.W., Washington, D.C.	20004
(Address of principal executive offices)	(zip code)

(202) 654-7060

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Alternext US LLC
Common Stock, $.0001 par value per share	NYSE Alternext US LLC
Warrants to purchase shares of Common Stock	NYSE Alternext US LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal period ended December 31, 2008 were $0.

As of June 30, 2008 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $244,903,170.

As of March 16, 2009, there were 32,811,257 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CAPITOL ACQUISITION CORP.

FORM 10-K

ii

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

•

listing or delisting of our securities from the NYSE Alternext US, LLC or the ability to have our securities listed on the NYSE Alternext US, LLC or some other national securities exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” below in Part IA. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to Capitol Acquisition Corp.

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

On November 14, 2007, we closed our initial public offering (“IPO”) of 25,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. Simultaneously with the consummation of the IPO, we consummated the private sale of 7,000,000 warrants (“sponsors’ warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $7,000,000. The underwriters in the IPO exercised a portion of their over-allotment option (1,249,000 units) on December 7, 2007 generating net proceeds of $12,021,625 after deducting $468,375 for underwriters’ discounts and commissions. The units from the IPO (including the 1,249,000 units pursuant to the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $262,490,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the 1,249,000 units pursuant to the over-allotment option and the private sale) were $258,867,469, of which $258,346,625 was deposited into the trust account and the remaining proceeds of $520,844 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We also had an aggregate of up to $3,250,000 of interest earned on the proceeds in the trust account that was available to us to fund our working capital requirements. As of December 31, 2008, we had drawn all of the $3,250,000 for working capital requirements and have $134,385 available to pay our current tax obligations. Through December 31, 2008, we have incurred $1,200,605 for general and administrative expenses and $1,706,731 in income tax expense. The net proceeds deposited into the trust account, including $5,916,442 of interest and dividend income earned less $3,250,000 withdrawn for working capital requirements and $1,794,578 withdrawn to pay our tax obligations as of December 31, 2008, remain on deposit in the trust account earning interest. As of December 31, 2008, there was $259,132,312 of restricted capital in the trust account. Upon consummation of our IPO through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO shares (but not any of our founders to the extent they purchased IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of December 31, 2008, the per-share conversion price would have been approximately $9.87.

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

Liquidation if no business combination

If we do not complete a business combination by November 8, 2009, we will be dissolved and will distribute to all holders of IPO shares, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust account with respect to our warrants.

Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, the per-share liquidation price as of December 31, 2008 would have been approximately $9.87. However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Mark D. Ein, the Company’s Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act.

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

Risks associated with our business

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

If we are forced to liquidate before an initial business combination and distribute the trust account, our public stockholders may receive less than $9.87 per share and our warrants will expire worthless.

If we are unable to complete an initial business combination by November 8, 2009 and are forced to liquidate our assets, the per-share liquidation distribution may be less than $9.87 because of the expenses of the IPO, our general and administrative expenses and the anticipated costs of seeking an initial business combination. As of December 31, 2008, the per-share liquidation price was approximately $9.87, or $.13 less than the per-unit offering price of $10.00. However, we cannot assure you that we will in fact be able to distribute approximately $9.87 per share upon liquidation of the trust account, as a result of claims of creditors which may take priority over the claims of our public stockholders. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of an initial business combination.

If we are unable to consummate an initial business combination, our public stockholders will be forced to wait until at least November 8, 2009 before receiving liquidation distributions.

We have until November 8, 2009 to complete an initial business combination. We have no obligation to return funds to our public stockholders prior to such date unless we consummate an initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete an initial business combination. In addition, we will thereafter need time to wind up our affairs and make liquidating distributions. Accordingly, public stockholders’ funds may be unavailable to them until at least such date.

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

The current global credit crisis could make it more difficult for us to obtain additional financing, if required, to complete an initial business combination or to fund the operations and growth of the target business.

The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. If we need to obtain financing to consummate our initial business combination or to fund the operations of the target business we seek to acquire after our initial business combination, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Alternatively, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.87 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we are required to have all third parties (including any vendors or other entities we engage) and any prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements.

Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.87 due to claims of such creditors. If we liquidate before the completion of an initial business combination and distribute the proceeds held in trust to our public stockholders, Mark D. Ein has agreed that he will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Because we will seek to have all vendors and prospective target businesses execute such a waiver, we believe the likelihood of Mr. Ein having any such obligations is minimal. Notwithstanding the foregoing, we have questioned him on his financial net worth and reviewed his financial information and believe he will be able to satisfy any indemnification obligations that may arise. However, we cannot assure you that he will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than approximately $9.87, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least approximately $9.87 per share.

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

The NYSE Alternext US LLC may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently quoted on the NYSE Alternext US LLC (“NYSE Alternext US”). In order to continue quotation of our securities, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (usually between $2,000,000 and $4,000,000) and a minimum number of public shareholders (usually 300 shareholders). Additionally, our securities cannot have what is deemed to be a “low selling price” as determined by NYSE Alternext US. Additionally, in connection with our business combination, it is likely that NYSE Alternext US will require us to file a new initial listing application and meet its initial listing requirements as opposed to these more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

On February 10, 2009, we received notice from the NYSE Alternext US, LLC indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide. The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 13, 2009. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

If NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Market Information

Our units, common stock and warrants are listed on NYSE Alternext US under the symbols CLA.U, CLA and CLA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on November 14, 2007, and since the common stock and warrants commenced public trading separately on December 12, 2007.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	$9.70	$9.05	$9.46	$9.09	$0.14	$0.01

2008:
Fourth Quarter	$9.85	$8.57	$9.19	$8.51	$0.31	$0.05
Third Quarter	$10.19	$8.90	$9.50	$8.75	$0.63	$0.26
Second Quarter	$11.15	$8.00	$9.37	$9.00	$0.85	$0.40
First Quarter	$10.01	$9.00	$9.23	$8.95	$0.90	$0.40

2007:
Fourth Quarter	$10.09	$9.71	$9.12	$8.97	$0.95	$0.75

*	Through March 10, 2009.

Holders

As of March 10, 2009, there was one holder of record of our units, thirteen holders of record of our common stock and fourteen holders of record of our warrants.

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

Stock Price Performance Graph

The following graph compares the cumulative total return for our common stock from December 12, 2007, the date our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Amex Composite Index (formerly the Amex Market Value Index). The graph assumes $100 invested on December 12, 2007 in our common stock and $100 invested at that same time in each of the two listed indices.

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

We paid a total of $9,843,375 in underwriting discounts and commissions and $779,156 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) and the private sale of sponsors’ warrants were $258,867,469, of which $258,346,625 was deposited into the trust account and the remaining proceeds of $520,844 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We also had an aggregate of up to $3,250,000 of interest earned on the proceeds in the trust account that was available to us to fund our working capital requirements. As of December 31, 2008 we had withdrawn all of the $3,250,000 for working capital requirements and have $134,385 available to pay our current tax obligations. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned $5,916,442 in interest through December 31, 2008, of which $3,250,000 has been withdrawn for working capital requirements and $1,794,578 has been withdrawn to pay our tax obligations.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

Income Statement Data:	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007	For the period from June 26, 2007 (inception) through December 31, 2008
Revenue	$—	$—	$—
Loss from operations	(1,059,606)	(140,999)	(1,200,605)
Interest income	4,442,222	1,474,220	5,916,442
Net income attributable to common stockholders	2,058,827	714,573	2,773,400
Basic and diluted net income per share	.08	.06	.14
Weighted average shares outstanding excluding shares subject to possible conversion—basic and diluted	24,936,558	11,602,789

Balance Sheet Data:	As of December 31, 2008	As of December 31, 2007
Working capital	$2,769,263	$1,260,417
Trust account, restricted	$259,132,312	$258,346,625
Total assets	$262,095,130	$260,303,897
Total liabilities	$193,554	$696,855
Value of common stock which may be redeemed for cash ($9.87 and $9.84 per share, respectively)	$77,739,684	$77,503,978
Stockholders’ equity	$184,161,891	$182,103,064

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

For the year ended December 31, 2008, we had net income of $2,294,533 derived from interest and dividend income of $4,442,222 offset by $1,059,606 of general and administrative expenses, and $1,088,083 of income tax expense.

For the period from June 26, 2007 (inception) through December 31, 2007, we had net income of $714,573 derived from interest and dividend income of $1,474,220 offset by $140,999 of general and administrative expenses, and $618,648 of income tax expense.

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed and have released $3,250,000 of the interest and dividends earned in the trust account (net of applicable taxes, if any) for working capital purposes during our search for an initial business combination. However, there is no assurance that we will be able to successfully effect a business combination.

Liquidity and Capital Resources

Upon consummation of our IPO (including the over-allotment option), $258,346,625 of the net proceeds was deposited in trust, with the remaining net proceeds of $520,844 becoming available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We also had an aggregate of up to $3,250,000 of interest earned on the proceeds in the trust account that was available to us to fund our working capital requirements. As of December 31, 2008, we had drawn all of the $3,250,000 and have $134,385 available to pay our current tax obligations. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other available cash will be used to finance the operations of the target business. Of the interest and dividend income on the proceeds held in the trust account, we withdrew $3,250,000 to fund our working capital requirements and $1,794,578 to pay our tax obligations. As of December 31, 2008, we have cash in our operating account of $2,778,143 for working capital purposes and an additional $134,385 in our trust account which is available for us to use for taxes. At December 31, 2008, we had current assets of $2,962,818 and current liabilities of $193,555, leaving us with working capital of $2,769,263.

Upon consummation of our IPO through March 27, 2008, the net proceeds from our IPO and sale of sponsor warrants held in trust were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. As of December 31, 2008, the funds placed in trust are earning interest at the rate of approximately 0.34%.

Going Concern and Management’s Plan and Intentions

Our funds may not be sufficient to maintain us until a business combination is consummated. In addition, there can be no assurance that we will enter into a business combination prior to November 8, 2009. Pursuant to our certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in the trust account to the holders of shares issued in the IPO as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a. it requires assumptions to be made that were uncertain at the time the estimate was made; and

b. changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”) “The Fair Value Opinion for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3,

“Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP” (“SAS 69”), SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Management does not believe that any other recently issued accounting standards would have a material effect on future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering and the sale of sponsor warrants of approximately $246.3 million (which includes $8.125 million of the proceeds attributable to the underwriters’ deferred discount from the initial public offering) have been placed in a trust account at Merrill Lynch, with Continental Stock Transfer & Trust Company acting as trustee. Pursuant to the underwriters’

over-allotment option, proceeds of an additional $12,021,625 (including $405,925 of deferred underwriter’s discount) have also been placed in the trust account held with Merrill Lynch. As of December 31, 2008, the balance of the trust account was $259,218,429. We are allowed to use $3,250,000 (net of applicable tax obligations, if any) of the interest and dividends earned on the money in the trust account for working capital purposes. The proceeds held in trust are invested in the Merrill Lynch Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on such fund and its underlying investments. At December 31, 2008, the effective annualized interest rate payable on our investment was approximately 0.34%. Assuming no other changes to our holdings as of December 31, 2008, a 0.1% decrease in the underlying interest rate payable on our investment as of December 31, 2008 would result in a decrease of approximately $65,000 in the interest earned on our investment for the following 90-day period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Based on his evaluation as of December 31, 2008, our Principal Executive and Principal Financial and Accounting Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, our management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Report includes an attestation report on our internal control over financial reporting, issued by Marcum & Kliegman, LLP, the registered public accounting firm that audited the financial statements included herein. The attestation report appears following Item 15 of this Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 10, 2009, we received notice from the NYSE Alternext US, LLC indicating that we were below certain additional continued listing standards of the exchange, specifically that we had not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide.

The notification from the exchange indicated that we had until March 10, 2009 to submit a plan advising the exchange of action we would take to bring us into compliance with all continued listing standards by August 11, 2009. We submitted our plan on February 13, 2009. The exchange is now evaluating our plan and will make a determination as to whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If our plan is accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the exchange’s staff. If our plan is not accepted, the exchange could initiate delisting procedures against us.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	44	Chief Executive Officer and Director

Amanda Eilian	31	Vice President

Raul J. Fernandez	42	Director

Piyush Sodha	50	Director

Richard C. Donaldson	49	Director

Lawrence Calcano	46	Director

Mark D. Ein has served as our Chief Executive Officer and a member of our Board of Directors since our inception. Mr. Ein is the Founder of Venturehouse Group, LLC, a technology holding company that creates, invests in and builds technology, communications and related business services companies, and has served as its Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.á.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio (NASDAQ:XMSR). He is also the President of Leland Investments, a private investment firm. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC which subsidiaries conduct the business of Kastle Systems, LLC, a leading provider of building and office security systems acquired in January 2007. He is the Co-Chairman of Kastle Systems. Mr. Ein is also the Founder and Owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C. From 1992 to 1999, Mr. Ein was a principal with The Carlyle Group, a leading global private equity firm with approximately $59 billion under management, where he was responsible for many of The Carlyle Group’s telecommunications investment activities. Mr. Ein worked for Brentwood Associates, a leading West Coast growth-focused private equity firm with over $750 million under management, from 1989 to 1990 and for Goldman, Sachs & Co. from 1986 to 1989. Mr. Ein is a director of MACH S.á.r.l. and VSGi (Chairman). He serves on the Board of Directors of The Foundation for the National Institutes of Health (NIH), The Economic Club of Washington D.C., The District of Columbia College Access Program (DC-CAP), The District of Columbia Public Education Fund, and The Potomac Officers Club. He previously served on the Trustee’s Council of the National Gallery of Art and the boards of the Wolf Trap Foundation, The Washington Tennis and Education Fund, the Executive Committee of the Federal City Council and the SEED School and Foundation. He was the Co-Chairman of the 2000 Corporate Campaign for The Phillips Collection. In July, 2000, Mr. Ein was named one of Washington Business Forward’s “Forward 40”—a list of the top 40 business people in Washington, D.C./Northern Virginia region—after being named one of its “Next Network” of 40 “rising stars” in October, 1999. Mr. Ein received a B.S. in economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

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

Raul J. Fernandez has served as member of our Board of Directors since our inception. Since May 2004, Mr. Fernandez has served as the Chairman of ObjectVideo, Inc., a provider of intelligent video software for security, public safety, business intelligence gathering, process improvement and other applications. He also served as Chief Executive Officer of ObjectVideo from May 2004 to July 2008. Previously he served as Chairman of the Board, Chief Executive Officer and President of Proxicom, Inc., a publicly traded Internet development and e-business consulting company he founded in 1991. From 2001 to 2002, he served as Chief Executive Officer of Dimension Data North America, an information systems integrator company, and as a director of its parent company, Dimension Data Holdings Plc. Mr. Fernandez currently serves as Special Advisor to General Atlantic LLC, a leading global growth equity firm. In addition, Mr. Fernandez is a partner in Lincoln Holdings LLC, which owns the Washington Capitals of the National Hockey League and a significant interest in both the Washington Wizards of the National Basketball Association and the Verizon Center in Washington, D.C. He has been a Director of Liz Claiborne, Inc., a New York Stock Exchange listed designer and marketer of an extensive portfolio of branded women’s and men’s apparel, accessories and fragrance products, since 2000. He is also a co-founder of Venture Philanthropy Partners, a philanthropic Washington, D.C.-based investment organization that helps leaders building nonprofit institutions. Mr. Fernandez received a bachelors degree in economics from the University of Maryland.

Piyush Sodha has served as a member of our Board of Directors since our inception. Mr. Sodha is currently the Co-Chairman and Chief Executive Officer of Kastle Systems International, a leading provider of building and office security systems. Prior to Kastle Systems International, he served as Chief Technical Officer and head of the Americas Region for MACH S.á.r.l., a leading global provider of clearing and settlement services for the mobile phone industry. Mr. Sodha previously served as the Chairman and Chief Executive Officer of Cibernet Corporation which merged into MACH in April 2007. Prior to that, he was a General Manager and Vice President of Symbol Technologies, Inc., a company which acquired Matrics, Inc. Mr. Sodha had served as the Chairman and Chief Executive Officer of Matrics, Inc., which was a leading provider of RFID technology solutions and infrastructure products. Earlier in his career, Mr. Sodha had served as Chief Executive Officers of WirelessHome, NextLinx Corp and LCC International, a Nasdaq listed provider of integrated network design, implementation and optimization solutions for wireless voice and data communication networks which went public under his leadership in 1996. Mr. Sodha is a director of Vision Chain, a data mining company serving the retail industry. Mr. Sodha received a Bachelor of Science in Electrical Engineering from India Institute of Technology in New Delhi, India, a Master of Science in Electrical Engineering from Drexel University and an M.B.A. from Wharton Business School.

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

Hugh Panero has served as a Special Advisor since September 2007. In 2008 he joined New Enterprise Associates, or NEA, a venture capital firm, as Venture Partner. From June 1998 to August 2007, Mr. Panero was a founder and served as Chief Executive Officer of XM Satellite Radio, a satellite radio company, as well as a member of the Board of Directors. From 1993 until June 1998, Mr. Panero served as President and Chief Executive Officer of Request Television, a national, pay-per-view network owned by Liberty Media and Twentieth Century Fox. From 1982 to 1993, Mr. Panero served in a variety of positions with Time Warner Cable, including Vice President of Marketing for Time Warner Cable of New York City. Mr. Panero was named one of the best CEOs in America by Institutional Investor in January 2006. Mr. Panero serves on the Board of Directors of The Marrow Foundation, which supports the work of the National Marrow Donor Program, the organization responsible for finding donors for people with life-threatening blood cancers or diseases in need of stem cell, cord blood or bone marrow transplant. Mr. Panero received a B.A. from Clark University and received an M.B.A. from Baruch College

Miles Gilburne has served as a Special Advisor since October 2007. Since 2000, Mr. Gilburne has served as a managing member of ZG Ventures, LLC, a venture capital firm. Mr. Gilburne served as senior vice president of corporate development for America Online, Inc., or AOL, from 1994 until December 1999. In 1999, he was elected to the board of directors of AOL and continued to serve on the board of Time Warner, Inc. until

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5’s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In November 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Capitol Acquisition Corp., 509 7th Street, N.W., Washington, D.C. 20004.

Corporate Governance

Nominating Committee

Effective November 2007, we established a nominating committee of the board of directors, which consists of Raul J. Fernandez, as chairman, and Lawrence Calcano, each of whom is an independent director under NYSE Alternext US’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

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

Audit Committee

Effective November 2007, we established an audit committee of the board of directors, which currently consists of Lawrence Calcano, as chairman, Raul J. Fernandez and Richard C. Donaldson, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of NYSE Alternext US. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE Alternext US listing standards. NYSE Alternext US listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NYSE Alternext US that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Lawrence Calcano satisfies NYSE Alternext US’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 10, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
HBK Investments L.P.	3,214,700	(2)	9.8%
Fir Tree, Inc.	2,800,000	(3)	8.5%
Millenco LLC	2,279,600	(4)	6.9%
Hartz Capital, Inc.	2,114,997	(5)	6.4%
Michael A. Roth and Brian J. Stark	2,075,800	(6)	6.3%
Aldebaran Investments LLC	2,009,687	(7)	6.1%
QVT Financial LP	1,715,450	(8)	5.2%
Platinum Management (NY) LLC	1,642,800	(9)	5.0%
Mark D. Ein	5,938,836	(10)	18.1%
Raul J. Fernandez	65,623	(11)	*
Piyush Sodha	65,623	(12)	*
Richard C. Donaldson	65,623	(13)	*
Lawrence Calcano	196,868	(14)	*
Amanda Eilian	0	(15)	0%
All directors and executive officers as a group (six individuals)	6,332,573	(16)	19.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Represents 3,214,700 shares over which HBK Investments L.P., HBK Partners II L.P. HBK Management LLC and HBK Management Fund L.P. each have shared voting and dispositive power. HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. The business address for each entity is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G/A filed with the SEC on January 27, 2009.

(3)

Represents 1,637,400 shares held by Fir Tree SPAC Holdings 1, LLC and 1,162,600 shares held by Fir Tree SPAC Holdings 2, LLC. Fir Tree SPAC ;Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of Fir Tree SPAC Holdings 1, LLC and Fir Tree SPAC Holdings 2, LLC and Fir Tree, Inc. is the investment manager of both Fir Tree SPAC Holdings I, LLC and Fir Tree SPAC Holdings 2, LLC. The business address for Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The foregoing information was derived from a Schedule 13G filed with the SEC on February 9, 2009.

(4)	Represents 2,279,600 shares held by Millenco LLC (“Millenco”). This amount excludes 2,545,900 shares issuable upon the exercise of warrants held by Millenco that are not currently exercisable and will not become exercisable within 60 days. Millennium Management LLC (“Management”) is the manager of Millenco and Israel A. Englander is the managing member of Millennium Management. As a result, each may be deemed to have shared voting control and investment discretion over the shares. The business address for each entity and Mr. Englander is 666 Fifth Avenue, New York, New York 10103. The foregoing information was derived from a Schedule 13G filed with the SEC on December 7, 2007, as amended on February 8, 2008.

(5)	Represents 2,114,997 shares held through Hartz Capital Investments, LLC. Hartz Capital, Inc. is manager of Hartz Capital Investments, LLC. Each entity has sole voting control and sole power to direct the disposition of the shares. The business address for each entity is 400 Plaza Drive, Secaucus, New Jersey 07094. The foregoing information was derived from a Schedule 13G filed with the SEC on July 11, 2008.

(6)	Represents 2,075,800 shares held jointly by Michael A. Roth and Brian J. Stark. Such shares are held by Stark Master Fund Ltd. (“Stark Master”). Messrs. Roth and Stark direct the management of Stark Offshore Management LLC (“Stark Offshore”), which acts as the investment manager and has sole power to direct the management of Stark Master. As the Managing Members of Stark Offshore, Messrs. Roth and Stark possess voting and dispositive power over all of the foregoing shares. The business address of Messrs. Roth and Start is 3600 South Lake Drive, St. Francis, WI 53235. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 17, 2009.

(7)

Represents 2,009,687 shares held by Aldebaran Investments LLC. Includes shares held in a separate account of which Aldebaran Investments LLC is the investment manager. The business address of Aldebaran Investments LLC is 500 Park Avenue, 5th Floor, New York, New York 10022. The foregoing information was derived from a Schedule 13G filed with the SEC on February 17, 2009.

(8)

Represents 1,415,956 shares held by QVT Fund LP (the “Fund”), 154,744 shares held by Quintessence Fund L.P. (“Quintessence) and 144,750 shares held in a separate discretionary account managed for a third party (the “Separate Account”). This amount excludes shares issuable upon the exercise of warrants that are not currently exercisable and will not become exercisable within 60 days. QVT Financial LP has voting and dispositive power with respect to all such shares and QVT Financial GP LLC is the general partner of QVT Financial LP. The business address for QVT Financial LP is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived from a Schedule 13G filed with the SEC on January 29, 2009.

(9)	Represents 1,642,800 shares held through Platinum Partners Value Arbritrage Fund LP. Platinum Management (NY) LLC is the general partner of Platinum Partners Value Arbitrage Fund LP. Platinum Partners Value Arbitrage Fund LP has sole voting and dispositive power over the shares. The business address for Platinum Partners Value Arbitrage Fund LP is 152 West 57th Street, 54th Floor, New York, New York 10019. The foregoing information was derived from a Schedule 13G filed with the SEC on February 13, 2009.

(10)	Represents shares held by Capitol Acquisition Management LLC, an entity which Mr. Ein controls. Excludes 3,040,000 shares of common stock issuable upon exercise of warrants held by Mr. Ein, none of which are exercisable and will not become exercisable within 60 days.

(11)	Does not include 750,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(12)	Does not include 1,000,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(13)	Does not include 200,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(14)	Does not include 250,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(15)	Does not include shares of common stock held by Capitol Acquisition Management LLC, of which Mrs. Eilian is a minority member. Also does not include 160,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

(16)	Does not include 5,400,000 shares of common stock issuable upon exercise of sponsors’ warrants, none of which are exercisable and will not become exercisable within 60 days.

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

On December 12, 2007, the underwriters exercised a portion (1,249,000 units at a price of $10.00 per unit) of the over-allotment option that was granted to the underwriters in our IPO. The remainder of the underwriters’ over-allotment option expired unexercised. As only a portion of the over-allotment option was exercised, the following 625,243 founders’ shares were canceled:

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

Our officers, directors and special advisors purchased 7,000,000 sponsors’ warrants (for a total purchase price of $7,000,000) from us simultaneously with the consummation of the IPO. The sponsors’ warrants are identical to the warrants underlying the units offered in the IPO except that the warrants will not be transferable or salable by the purchasers (except (i) to its members upon a liquidation or to relatives and trusts for estate planning purposes, (ii) by virtue of the laws of descent and distribution upon death or (iii) pursuant to a qualified domestic relations order, providing the transferee agrees to be bound by the transfer restrictions) until we complete an initial business combination, and they will be exercisable on a cashless basis and will be non-redeemable by us, in each case, so long as such warrants are held by the purchasers and their permitted transferees. The holders of the majority of these sponsors’ warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to the registration rights agreement referred to above. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities commencing 90 days after we consummate an initial business combination. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Leland Investments Inc., an affiliate of one of our founders, loaned to us an aggregate of $95,000 to cover expenses related to our IPO. The loan was repaid from the proceeds of our IPO not being placed in the trust account.

We will reimburse members of our management team, founders, special advisors and our or their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest and dividend income of up to $3,250,000 on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. Our audit committee will review and approve all reimbursements and payments made to any founder or member of our management team or special advisor and our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

Director Independence

NYSE Alternext US requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Raul J. Fernandez, Richard C. Donaldson and Lawrence Calcano are independent directors as such term is defined in Rule 10A-3 of the Exchange Act and the rules of NYSE Alternext US. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum & Kliegman LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum & Kliegman LLP for services rendered.

Audit Fees

During the fiscal years ended December 31, 2007 and 2008, audit fees for our independent registered public accounting firm were $115,000 and $85,000, respectively.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal years ended December 31, 2007 and December 31, 2008.

Tax Fees

During 2008, our independent registered public accounting firm billed us $7,700 for income tax preparation services. During 2007, our independent registered public accounting firm did not render any services to us for tax services.

All Other Fees

During 2007 and 2008 there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until November 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All of the foregoing services rendered subsequent to November 2007 were pre-approved by our audit committee. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Mark D. Ein. (1)

10.2	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Raul J. Fernandez. (1)

10.3	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Piyush Sodha. (1)

Exhibit No.	Description

10.4	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Capitol Acquisition Management LLC. (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Promissory Note issued to Mark D. Ein. (1)

10.8	Form of Registration Rights Agreement among the Registrant and the Founders and Purchaser of the Sponsor’s Warrants. (1)

10.9	Form of Subscription Agreement among the Registrant, Graubard Miller and each of the Purchasers of the Sponsors’ Warrants. (1)

10.10	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Richard C. Donaldson. (1)

10.11	Letter Agreement of interest owners of Capitol Acquisition Management LLC. (1)

10.12	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Lawrence Calcano. (1)

10.13	Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and Amanda Eilian. (1)

10.14	Form of Letter Agreement among the Registrant, Citigroup Global Markets, Inc. and each of the special advisors (or their affiliates). (1)

31	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)
(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-144834).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2009.

CAPITOL ACQUISITION CORP.

By:	/S/ MARK D. EIN
Mark D. Ein
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MARK D. EIN	Chief Executive Officer and Director	March 16, 2009
Mark D. Ein	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/S/ RAUL J. FERNANDEZ	Director	March 16, 2009
Raul J. Fernandez

/S/ PIYUSH SODHA	Director	March 16, 2009
Piyush Sodha

/S/ RICHARD C. DONALDSON	Director	March 16, 2009
Richard C. Donaldson

/S/ LAWRENCE CALCANO	Director	March 16, 2009
Lawrence Calcano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and Stockholders of

Capitol Acquisition Corp.

We have audited Capitol Acquisition Corp.’s (a development stage company) (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capitol Acquisition Corp. (a development stage company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Capitol Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007 and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008 and for the periods from June 26, 2007 (inception) through December 31, 2007 and 2008 of Capitol Acquisition Corp. (a development stage company) and our report dated March 13, 2009 includes an explanatory paragraph as to Capitol Acquisition Corp.’s ability to continue as a going concern on those financial statements.

/S/ MARCUM & KLIEGMAN LLP
Marcum & Kliegman LLP
Melville, New York

March 13, 2009

CAPITOL ACQUISITION CORP.

(a development stage company)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets at December 31, 2008 and 2007	F-3

Statements of Income for the year ended December 31, 2008, and for the period from June  26, 2007 (inception) through December 31, 2007, and for the period from June 26, 2007 (inception) through December 31, 2008

F-4

Statement of Changes in Stockholders’ Equity for the period from June 26, 2007 (inception) through December 31, 2008	F-5

Statements of Cash Flows for the year ended December 31, 2008, and for the period from June  26, 2007 (inception) through December 31, 2007, and for the period from June 26, 2007 (inception) through December 31, 2008

F-6

Notes to Financial Statements	F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Capitol Acquisition Corp.

We have audited the accompanying balance sheets of Capitol Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008, and for the periods from June 26, 2007 (inception) through December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s certificate of incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination (as defined) prior to November 8, 2009. This condition raises a substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Acquisition Corp. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 26, 2007 (inception) through December 31, 2007 and 2008, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), Capitol Acquisition Corp.’s (a development stage company) internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ MARCUM & KLIEGMAN LLP
Marcum & Kliegman LLP
Melville, New York

March 13, 2009

CAPITOL ACQUISITION CORP.

(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$2,778,143	$461,475
Cash held in Trust Account, interest and dividend income available for working capital and taxes (including prepaid taxes of $48,269 in 2008)	134,385	1,474,220
Other current assets	50,290	21,577

Total current assets	2,962,818	1,957,272

Cash held in Trust Account, restricted	259,132,312	258,346,625

Total assets	$262,095,130	$260,303,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$193,555	$78,207
Income taxes payable	—	618,648

Total liabilities	193,555	696,855

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,739,684	77,503,978

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 shares subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,150,291	181,385,997
Income accumulated during development stage	3,009,106	714,573

Total stockholders’ equity	184,161,891	182,103,064

Total liabilities and stockholders’ equity	$262,095,130	$260,303,897

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF INCOME

	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007	For the period from June 26, 2007 (inception) through December 31, 2008
Revenue	$—	$—	$—

General and administrative expenses	1,059,606	140,999	1,200,605

Loss from operations	(1,059,606)	(140,999)	(1,200,605)

Interest and dividend income	4,442,222	1,474,220	5,916,442

Income before provision for income taxes	3,382,616	1,333,221	4,715,837

Provision for income taxes	1,088,083	618,648	1,706,731

Net income	2,294,533	714,573	3,009,106

Accretion of Trust Account income relating to common stock subject to possible conversion	(235,706)	—	(235,706)

Net income attributable to other common stockholders	$2,058,827	$714,573	$2,773,400

Weighted average number of common shares outstanding, excluding shares subject to possible conversion-basic and diluted	24,936,558	11,602,789

Basic and diluted net income per share attributable to other common stockholders	$.08	$.06

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional paid-in capital	Income accumulated during development stage	Total stockholders’ equity
	Shares	Amount
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriters’ over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	182,103,064

Accretion of trust account income relating to common stock subject to possible conversion	—	—	(235,706)	—	(235,706)
Net income for the year ended December 31, 2008	—	—	—	2,294,533	2,294,533

Balance, December 31, 2008	32,811,257	$2,494	$181,150,291	$3,009,106	$184,161,891

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007	For the period from June 26, 2007 (inception) through December 31, 2008
Cash Flows from Operating Activities
Net income	$2,294,533	$714,573	$3,009,106
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
(Increase) in other assets	(28,713)	(21,577)	(50,290)
(Decrease) increase in income taxes payable	(618,648)	618,648	—
Increase in accounts payable and accrued expenses	115,859	77,696	193,555

Net cash provided by operating activities	1,763,031	1,389,340	3,152,371

Cash Flows from Investing Activities
Cash held in trust account, restricted	(785,687)	(258,346,625)	(259,132,312)
Cash held in Trust Account, interest and dividend income available for working capital and taxes	1,339,835	(1,474,220)	(134,385)

Net cash provided by (used in) investing activities	554,148	(259,820,845)	(259,266,697)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	250,000,000	250,000,000
Gross proceeds from exercise of underwriters’ over-allotment	—	12,490,000	12,490,000
Proceeds from notes payable, stockholders	—	95,000	95,000
Repayment of notes payable, stockholders	—	(95,000)	(95,000)
Proceeds from issuance of stock to initial stockholders	—	25,000	25,000
Proceeds from issuance of sponsors’ warrants	—	7,000,000	7,000,000
Payment of underwriting discount and offering expenses	(511)	(10,622,020)	(10,622,531)

Net cash (used in) provided by financing activities	(511)	258,892,980	258,892,469

Net increase in cash	2,316,668	461,475	2,778,143

Cash at beginning of the period	461,475	—	—

Cash at end of the period	$2,778,143	$461,475	$2,778,143

Supplemental Disclosure of cash flow information:
Cash paid for taxes	$1,794,578	$—	$1,794,578

Supplemental Disclosure of Non-cash transactions:
Accrual for offering costs charged to additional paid in capital	$—	$511	$511

Accretion of trust account income relating to common stock subject to possible conversion	$235,706	$—	$235,706

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION

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

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 related to the Company’s formation and the public offering, described below. Since November 15, 2007, the Company has been searching for a target business to acquire.

The registration statement for the Company’s initial public offering (“Offering”) of units (“Units”) was declared effective on November 8, 2007. The Company consummated the Offering on November 14, 2007.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although the Company’s initial Business Combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition. There is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $259,132,312 (or approximately $9.87 per Unit) of the net proceeds of the Offering (including 1,249,000 Units pursuant to the over-allotment option) and the sale of the Sponsors’ Warrants (see Note 2) is currently in a trust account (“Trust Account”) and is invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. Upon consummation of the Offering through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury.

The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company is required to have all third parties (including any vendors or other entities the Company engages after this Offering) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Mark D. Ein, the Company’s Chief Executive Officer, has agreed that he will be personally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of prospective target businesses or claims of vendors or other entities that are owed money by the company for services rendered or contracted for or products sold to the company. However, this agreement entered into by Mr. Ein specifically provides for two exceptions to the personal indemnity he has given: Mr. Ein will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with the Company

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims under the Company’s indemnity with the underwriters of this Offering against certain liabilities, including liabilities under the Securities Act. However, the Company cannot assure you that he will be able to satisfy his indemnification obligations.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Except with respect to interest and dividend income that may be released to the Company of (i) up to $3,250,000 (net of tax, if any, payable by the Company with respect to such interest) to fund expenses related to investigating and selecting a prospective target business and the Company’s other working capital requirements and (ii) any additional amounts needed to pay income or other tax obligations, the proceeds held in trust will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

The Company’s Certificate of Incorporation was amended prior to the Offering to increase the number of authorized shares from 50,000,000 to 75,000,000 and to provide that the Company will continue in existence only until 24 months (“Target Business Acquisition Period”) from the effective date of the registration statement relating to the Offering (“Effective Date”), or November 8, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of liquidating and winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the offering price per Unit in the Offering.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

The Initial Stockholders have waived their rights to participate in any liquidation distribution, but only with respect to those shares of common stock owned by them prior to the Offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the Offering.

Going Concern and Management’s Plan and Intentions:

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to consummate a Business Combination prior to November 8, 2009, the Company would have to liquidate and return the funds held in trust. There is no assurance that the Company will enter into a Business Combination prior to November 8, 2009. This condition raises substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments that might result form the outcome of these uncertainties.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At December 31, 2008, financial instruments that potentially expose the Company to credit risk consist of cash and cash held in the Trust Account.

At December 31, 2008, the Company’s Trust Account is invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. At December 31, 2008, the Company’s cash is held at one financial institution. At times, the Company’s cash and cash held in trust account may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Fair Value of Financial Instruments:

The carrying value of cash and accrued expenses are reasonable estimates of the fair values due to their short-term maturity.

Cash Held in Trust Account – restricted:

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Accretion of Trust Account Relating to Common Stock Subject to Possible Conversion

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “additional paid-in capital.” The portion of the excess earnings is also presented as a deduction from net income on the Statements of Income to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash. The accretion of income earned in the Trust Account relating to the common stock subject to possible conversion was $235,706 for the year ended December 31, 2008.

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Offering Costs:

Offering costs consist of underwriters’ discount, legal fees, printing costs and travel expenses incurred through the balance sheet date that are related to the Offering and were charged to capital at the time of the closing of the Offering.

Recently Issued Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007. The Statement defines fair value, establishes a frame work for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS 157 did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS No. 159”) “The Fair Value Opinion for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 159. The adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Recently Issued Pronouncements:—(Continued)

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

In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSP’s) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition.

The remaining aspects of SFAS 157 for which the effective date was deferred under FSP 157-2 are currently being evaluated by the company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s results of operations or financial condition. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected. Management is evaluating the potential effect this guidance may have on the Company’s financial condition and results of operations.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Recently Issued Pronouncements:—(Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With GAAP” (“SAS 69”), SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, FASB issued FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two- class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

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

NOTE 2—INITIAL PUBLIC OFFERING—(Continued)

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

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMMITMENTS AND CONTINGENCIES—(Continued)

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

Pursuant to the Sponsors’ Warrants Securities Purchase agreement to be effective on October 12, 2007, the Company’s officers, directors and special advisors agreed to purchase from the Company, in the aggregate, 7,000,000 Sponsors’ Warrants for $7,000,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering but was sold on a private placement basis. Management believes the purchase price of these warrants approximates the fair value of such warrants at the time of issuance. The proceeds the Company received from these purchases was placed in the Trust Account.

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

On February 7, 2008, the Company entered into two full-time consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms. Effective March 1, 2009 these consulting arrangements were amended to provide for aggregate monthly fees of $43,750 ($361,667 in total if the consulting fees are paid up to the Company’s termination date of November 8, 2009).

On March 9, 2009, the Company entered into a full-time consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with due diligence transaction structuring and documentation for a Business Combination. The agreement provides for monthly fees of $25,000 ($200,215 in total if the consulting fee is paid up to the Company’s termination date of November 8, 2009) and a success fee upon the closing of a Business Combination (the “Closing Date”) of $250,000 plus the issuance of

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMMITMENTS AND CONTINGENCIES—(Continued)

5-year options to purchase 50,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, subject to adjustment in the event the agreement is terminated pursuant to its terms.

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

On July 26, 2007, the Company issued 5,750,000 shares of our common stock to its Initial Stockholders, for $25,000 in cash. Effective October 12, 2007, the Company’s Board of Directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, leaving the Company with 7,187,500 shares of common stock outstanding. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been retroactively restated to reflect this transaction.

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

As of December 31, 2008, there were 33,249,000 shares of common stock outstanding for issuance upon exercise of Warrants and the Sponsors’ Warrants.

NOTE 7—INCOME TAXES

On June 26, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES—(Continued)

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

The Company has identified only its federal tax return as a “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on June 26, 2007 the evaluation was performed for the tax years 2008 and 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from June 26, 2007 (inception) through December 31, 2007 and for the year ended December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

Corporate taxes payable as of December 31, 2008 and 2007, consisted of the following:

	2008	2007
Federal income tax (prepaid) payable	$(48,269)	$618,648

	$(48,269)	$618,648

The provision for income tax consists of the following:

	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007
Current:
Federal	$1,088,083	$618,648
State and local	—	—
Deferred
Federal	—	—
State and local	—	—

Total provision for income taxes	$1,088,083	$618,648

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES—(Continued)

The provision for income tax consists of the following:

	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007
Current:
Federal	$1,088,083	$618,648
State and local	—	—
Deferred
Federal	—	—
State and local	—	—

Total provision for income taxes	$1,088,083	$618,648

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. There are no deferred tax assets or liabilities as of December 31, 2008.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2008	For the period from June 26, 2007 (inception) through December 31, 2007
Tax provision at statutory rate	34%	34%
State and local taxes (net of federal tax benefit)	—	—
Other	(2)%	2%
Additional federal tax due to personal holding company status	—	10%

Effective tax rate	32%	46%

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 8—SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of income for the year ended December 31, 2008.

	For the three months ended March 31, 2008	For the three months ended June 30, 2008	For the three months ended September 30, 2008	For the three months ended December 31, 2008
Revenue	$—	$—	$—	$—
Loss from operations	(284,012)	(266,757)	(225,564)	(283,273)
Interest income	2,234,809	869,053	956,751	381,609
Income before provision for income Taxes	1,950,797	602,296	731,187	98,336
Provision for income taxes	(663,271)	(207,027)	(182,556)	(35,229)
Net income	1,287,526	395,269	548,631	63,107
Accretion of trust account income relating to common stock subject to possible conversion	—	—	(143,217)	(92,489)
Net income (loss) available (attributable) to common stockholders	1,287,526	395,269	405,414	(29,382)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversion—basic and diluted	24,936,558	24,936,558	24,936,558	24,936,558
Basic and diluted net income (loss) per Share	$.05	$.02	$.02	$(.00)

NOTE 8—SUMMARIZED QUARTERLY DATA (UNAUDITED)

Following is a summary of the quarterly results of operations for the period from June 26, 2007 (inception) through December 31, 2007.

	For the Period from June 26, 2007 (inception) through June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Revenue	$—	$—	$—
Loss from operations	(1,000)	(12)	(139,987)
Interest income	—	—	1,474,220
Income before provision for income Taxes	(1,000)	(12)	1,334,233
Provision for income taxes	—	—	(618,648)
Net income (loss)	(1,000)	(12)	715,585
Accretion of trust account income relating to common stock subject to possible conversion	—	—	—
Net income (loss) available (attributable) to common stockholders	(1,000)	(12)	715,585
Weighted average number of common shares outstanding, excluding shares subjected to possible conversion—basic and diluted	7,187,500	7,187,500	16,258,039
Basic and diluted net income (loss) per Share	$(.00)	$(.00)	$.04

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 9—SUBSEQUENT EVENT

On February 10, 2009, the Company received notice from the NYSE Alternext US, LLC indicating that it was below certain additional continued listing standards of the exchange, specifically that the Company has not held an annual meeting of stockholders in 2008, as set forth in Section 704 of the Company Guide.

The notification from the exchange indicated that the Company had until March 10, 2009 to submit a plan advising the exchange of action it would take to bring it into compliance with all continued listing standards by August 11, 2009. The Company submitted its plan on February 13, 2009. The exchange is now evaluating the Company’s plan and will make a determination as to whether it has made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If the plan is accepted, the Company will be able to continue its listing, during which time the Company will be subject to continued periodic review by the exchange’s staff. If the plan is not accepted, the exchange could initiate delisting procedures against the Company.