Form 10-Q
period 2009-03-31
Capitol Acquisition Corp
filed 2009-05-11
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 8, 2009 there were 32,811,257 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

			Pages
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3

		Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008, and for the period June 26, 2007 (inception) through March 31, 2009	4

		Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 26, 2007 (inception) through March 31, 2009	5

		Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009, and for the period June 26, 2007 (inception) through March 31, 2009	6

		Notes to Unaudited Condensed Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13-14

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6	Exhibits	15

Signature			16

-

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” (refer to Part II, Item IA of the Company’s December 31, 2008 Form 10-K). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Capitol Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I – FINANCIAL INFORMATION

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,572,203	$2,778,143
Cash held in Trust Account, interest and dividend income available for taxes	37,443	134,385
Other assets	19,472	50,290

Total current assets	2,629,118	2,962,818

Trust Account, restricted
Cash held in Trust Account, restricted	259,094,847	259,084,043
Prepaid income taxes	140,256	48,269

	259,235,103	259,132,312

Total assets	$261,864,221	$262,095,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$142,814	$193,555

Total liabilities	142,814	193,555

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,770,521	77,739,684

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,119,454	181,150,291
Income accumulated during development stage	2,828,938	3,009,106

Total stockholders’ equity	183,950,886	184,161,891

Total liabilities and stockholders’ equity	$261,864,221	$262,095,130

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from June 26, 2007 (inception) through March 31, 2009
Revenue	$—	$—	$—
General and administrative expenses	320,402	284,012	1,521,007

Loss from operations	(320,402)	(284,012)	(1,521,007)
Interest and dividend income	48,247	2,234,809	5,964,689

(Loss) income before benefit from (provision for) income taxes	(272,155)	1,950,797	4,443,682
Benefit from (provision for) income taxes	91,987	(663,271)	(1,614,744)

Net (loss) income	(180,168)	1,287,526	2,828,938
Accretion of Trust Account income relating to common stock subject to possible conversion	(30,837)	—	(266,543)

Net (loss) income attributable to other common stockholders	$(211,005)	$1,287,526	$2,562,395

Weighted average number of common shares outstanding, excluding shares subject to possible conversion- basic and diluted	24,936,558	24,936,558

Basic and diluted net (loss) income per share attributable to other common stockholders	$(.01)	$.05

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH MARCH 31, 2009

(UNAUDITED)

	Common Stock		Additional paid-in	Income accumulated during development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriters’ over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over-allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	182,103,064

Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	(235,706)	—	(235,706)
Net income for the year ended December 31, 2008	—	—	—	2,294,533	2,294,533

Balance, December 31, 2008	32,811,257	2,494	181,150,291	3,009,106	184,161,891

Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	(30,837)	—	(30,837)

Net loss for the three months ended March 31, 2009	—	—	—	(180,168)	(180,168)

Balance, March 31, 2009 (Unaudited)	32,811,257	$2,494	$181,119,454	$2,828,938	$183,950,886

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the period from June 26, 2007 (inception) through March 31, 2009
Cash Flows from Operating Activities
Net (loss) income	$(180,168)	$1,287,526	$2,828,938
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in other assets	30,818	(104,761)	(19,472)
Increase in income taxes payable	—	43,271	—
(Decrease) increase in accounts payable and accrued expenses	(50,741)	57,506	142,814

Net cash (used in) provided by operating activities	(200,091)	1,283,542	2,952,280

Cash Flows from Investing Activities
Cash held in Trust Account, restricted	(102,791)	—	(259,235,103)
Cash held in Trust Account, interest and dividend income available for working capital and taxes	96,942	(396,060)	(37,443)

Net cash used in investing activities	(5,849)	(396,060)	(259,272,546)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	—	250,000,000
Gross proceeds from exercise of underwriters’ over-allotment	—	—	12,490,000
Proceeds from notes payable, stockholders	—	—	95,000
Repayment of notes payable, stockholders	—	—	(95,000)
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Proceeds from issuance of sponsors’ warrants	—	—	7,000,000
Payment of underwriting discount and offering expenses	—	—	(10,622,531)

Net cash provided by financing activities	—	—	258,892,469

Net (decrease) increase in cash	(205,940)	887,482	2,572,203

Cash at beginning of the period	2,778,143	461,475	—

Cash at end of the period	$2,572,203	$1,348,957	$2,572,203

Supplemental Disclosure of cash flow information:
Cash paid for income taxes	$—	$620,000	$1,755,000

Supplemental Disclosure of Non-cash transactions:
Accrual for offering costs charged to additional paid in capital	$—	$—	$511

Accretion of trust account income relating to common stock subject to possible conversion	$30,837	$—	$266,543

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION

These unaudited, condensed interim financial statements of Capitol Acquisition Corp. (the “Company”) (a development stage company) as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, and for the periods from June 26, 2007 (inception) through March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, and for the period ended December 31, 2008 included in the Company’s Form 10-K filed on March 16, 2009. The accounting policies used in preparing these unaudited condensed interim financial statements are consistent with those described in the December 31, 2008 financial statements.

The Company was incorporated in Delaware on June 26, 2007 as a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, one or more operating businesses or assets (a “Business Combination”).

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

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 relates to the Company’s formation and its public offering (“Offering”). All activity from November 14, 2007 through March 31, 2009 relates to the Company’s search for an acquisition target.

Going Concern and Management’s Plan and Intentions:

The only funds the Company can use in its search for an acquisition candidate are the net proceeds from the Offering that were not required to be deposited in the Trust Account ($520,844) and the interest and dividends it has withdrawn from the Trust Account. Pursuant to its Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, the Company would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering as previously described. There can be no assurance that the Company will enter into a Business Combination prior to November 8, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of these uncertainties.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Reclassifications:

Certain amounts in the prior quarters’ condensed financial statements have been reclassified to conform with the presentation in the current year condensed financial statements. These reclassifications have no effect on previously reported income.

Accretion of Trust Account relating to common stock subject to possible conversion:

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital.” This portion of the excess earnings is also presented as a deduction from the net income on the Statements of Operations to appropriately reflect the amount of net income which would remain available to the common stockholders who did not elect to convert their shares to cash.

Earnings (Loss) Per Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” In accordance with SFAS No. 128, earnings (loss) per common share (“Basic EPS”) is computed by dividing earnings (loss) by the weighted average number of common shares outstanding for the period.

Common shares subject to possible conversion of 7,874,699 have been excluded from the calculation of basic and diluted earnings per share since such shares, if converted, only participate in their pro rata shares of the trust earnings.

Earnings (loss) per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At March 31, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in the trust account. The Company maintains its Trust Account cash balances in a US Treasury only money market fund at one financial institution and its working capital cash balances at another financial institution. As of March 31, 2009, the Federal Deposit Insurance Corporation insured balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.

Recently Issued And Adopted Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Recently Issued And Adopted Pronouncements (continued):

Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company has not determined the impact of the adoption of this staff position.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on the accounting for any business acquired in the future.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2—COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount upon consummation of the Offering plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($9,843,375) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($8,530,925) in the Trust Account. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination.

On February 7, 2008, the Company entered into two full-time consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms. Effective March 1, 2009, these consulting arrangements were amended to provide for aggregate monthly fees of $43,750 ($361,667 in total if the consulting fees are paid up to the Company’s termination date of November 8, 2009).

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE 2—COMMITMENTS AND CONTINGENCIES—(Continued)

On March 9, 2009, the Company entered into a full-time consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring and documentation for a Business Combination. The agreement provides for monthly fees of $25,000 ($200,215 in total if the consulting fee is paid up to the Company’s termination date of November 8, 2009) and a success fee upon the Closing Date of $250,000 plus the issuance of 5-year options to purchase 50,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, subject to adjustment in the event the agreement is terminated pursuant to its terms.

NOTE 3—SUBSEQUENT EVENTS

On April 2, 2009, the Company entered into an agreement to utilize certain administrative, technological and secretarial services, as well as certain limited office space as needed, and if available, in New York City for the period from April 6, 2009 through November 30, 2009. The agreement calls for monthly service fees of $3,250 as well as a service retainer fee of $6,500.

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

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2009 and 2008, we had net (loss) income of $(180,168) and $1,287,526 after a benefit (provision) for income taxes of $91,987 and $(663,271), and for the period from June 26, 2007 (inception) through March 31, 2009, we had net income of $2,828,938 after a provision for income taxes of $1,614,744. We incurred operating expenses for the three months ended March 31, 2009 and 2008, and the period from June 26, 2007 (inception) through March 31, 2009, of $320,402, $284,012 and $1,521,007, respectively. These costs consisted primarily of professional and consulting fees, insurance, and Delaware franchise taxes.

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that we will be able to successfully effect a business combination. As of March 31, 2009, the entire $3,250,000 for working capital purposes has been released to the Company.

Liquidity and Capital Resources

As of March 31, 2009, we have cash in our operating account of $2,572,203 and an additional $259,132,290 in our Trust Account of which $37,443 is available for us to use for taxes. Our initial public offering and sale of Sponsors’ Warrants generated net proceeds of $258,867,469. As of March 31, 2009, $259,094,847 are held in trust and may only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering. Since our initial public offering, our only source of income has been from interest and dividends earned on our cash accounts. Upon consummation of our initial public offering through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. As of March 31, 2009 the funds placed in trust are earning interest at the rate of approximately .04%. We incurred offering expenses of $10,622,531 with regard to the offering which were charged to additional paid in capital on the balance sheet at the time of the closing of the offering. The remaining net proceeds of $520,844 not placed in trust were available to be used to provide for due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the resulting proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through November 8, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Going Concern and Management’s Plan and Intentions

The only funds we can use in our search for an acquisition candidate are the net proceeds from the Offering that were not required to be deposited in the Trust Account ($520,844) and interest and dividends we have withdrawn from the Trust Account. Pursuant to our certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the initial public offering as previously described. In addition, there can be no assurance that we will enter into a business combination prior to November 8, 2009. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying interim financial statements do not include any adjustment that might result from the outcome of the uncertainties.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the unaudited condensed interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the unaudited condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The proceeds held in trust are invested in the Merrill Lynch Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on such fund and its underlying investments. At March 31, 2009, the effective annualized interest rate payable on our investment was approximately 0.04%. We do not believe that the effect of a decrease in interest rates or other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

CAPITOL ACQUISITION CORP.

Dated: May 11, 2009	By:	/s/ Mark D. Ein
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