Form 10-Q
period 2009-06-30
Capitol Acquisition Corp
filed 2009-08-10
CIK 1406982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

As of August 10, 2009 there were 32,811,257 shares of common stock, par value $.0001 per share, issued and outstanding.

CAPITOL ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

			Pages
Part I.	Financial Information

Item 1.	Financial Statements

		Condensed Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	3

		Condensed Statements of Operations (Unaudited) for the three months ended June 30, 2009 and 2008, for the six months ended June 30, 2009 and 2008, and for the period from June 26, 2007 (inception) through June 30, 2009	4

		Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 26, 2007 (inception) through June 30, 2009	5

		Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008, and for the period from June 26, 2007 (inception) through June 30, 2009	6

	Notes to Unaudited Condensed Financial Statements		7-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	15

Part II.	Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6.	Exhibits	16

Signature			17

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

•	Potential ability to obtain additional financing to complete our initial business combination;

•	Limited pool of prospective target businesses;

•	The ability of our officers and directors to generate a number of potential investment opportunities;

•	Potential change in control if we acquire one or more target businesses for stock;

•	Our public securities’ potential liquidity and trading;

•	The delisting of our securities from the NYSE Amex or the ability to have our securities listed on the New York Stock Exchange or the NYSE Amex following our initial business combination;

•	Use of proceeds not held in the trust account or available to us from interest and dividend income on the trust account balance; or

•	Financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” referred to in Part II, Item IA of the Company’s December 31, 2008 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Capitol Acquisition Corp. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

ii

PART I – FINANCIAL INFORMATION

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$1,911,174	$2,778,143
Cash held in Trust Account, interest and dividend income available for taxes	14,223	134,385
Other current assets	83,161	50,290

Total current assets	2,008,558	2,962,818

Trust Account, restricted
Cash held in Trust Account, restricted	259,064,422	259,084,043
Prepaid income taxes	295,054	48,269

	259,359,476	259,132,312

Total assets	$261,368,034	$262,095,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$870,351	$193,555

Total current liabilities	870,351	193,555

Common stock, subject to possible conversion, 7,874,699 shares at conversion value	77,807,833	77,739,684

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued or outstanding	—	—
Common stock, $0.0001 par value; authorized 75,000,000 shares; issued and outstanding 32,811,257 (less 7,874,699 subject to possible conversion)	2,494	2,494
Additional paid-in capital	181,082,142	181,150,291
Income accumulated during development stage	1,605,214	3,009,106

Total stockholders’ equity	182,689,850	184,161,891

Total liabilities and stockholders’ equity	$261,368,034	$262,095,130

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2009

Revenue	$—	$—	$—	$—	$—

General and administrative expenses	1,385,707	266,757	1,706,109	550,769	2,906,714

Loss from operations	(1,385,707)	(266,757)	(1,706,109)	(550,769)	(2,906,714)

Interest and dividend income	7,185	869,053	55,432	3,103,862	5,971,874

(Loss) income before benefit from (provision for) income taxes	(1,378,522)	602,296	(1,650,677)	2,553,093	3,065,160

Benefit from (provision for) income taxes	154,798	(207,027)	246,785	(870,298)	(1,459,946)

Net (loss) income	(1,223,724)	395,269	(1,403,892)	1,682,795	1,605,214

Accretion of Trust Account income relating to common stock subject to possible conversion	(37,312)	—	(68,149)	—	(303,855)

Net (loss) income attributable to other common stockholders	$(1,261,036)	$395,269	$(1,472,041)	$1,682,795	$1,301,359

Weighted average number of common shares outstanding, excluding shares subject to possible conversion - basic and diluted	24,936,558	24,936,558	24,936,558	24,936,558

Basic and diluted net (loss) income per share attributable to other common stockholders	$(0.05)	$0.02	$(0.06)	$0.07

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JUNE 26, 2007 (INCEPTION) THROUGH JUNE 30, 2009

(UNAUDITED)

	Common Stock		Additional paid-in	Income accumulated during development	Total stockholders’
	Shares	Amount	capital	stage	equity
Balance, June 26, 2007 (inception)	—	$—	$—	$—	$—
Common shares issued at inception at $0.003 per share	7,187,500	719	24,281	—	25,000
Sale of 25,000,000 units, net of Underwriters’ discount and offering expenses (includes 7,499,999 shares subject to possible conversion)	25,000,000	2,500	239,843,344	—	239,845,844
Exercise of Underwriters’ over-allotment, net of Underwriters’ discount and offering expenses (includes 374,700 shares subject to possible conversion)	1,249,000	125	12,021,500	—	12,021,625
Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ over- allotment	(625,243)	(62)	62	—	—
Proceeds subject to possible conversion of 7,874,699 shares	—	(788)	(77,503,190)	—	(77,503,978)
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	—	—	7,000,000	—	7,000,000
Net income for the period from June 26, 2007 (inception) through December 31, 2007	—	—	—	714,573	714,573

Balance, December 31, 2007	32,811,257	2,494	181,385,997	714,573	182,103,064

Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	(235,706)	—	(235,706)

Net income for the year ended December 31, 2008	—	—	—	2,294,533	2,294,533

Balance, December 31, 2008	32,811,257	2,494	181,150,291	3,009,106	184,161,891

Accretion of Trust Account income relating to common stock subject to possible conversion	—	—	(68,149)	—	(68,149)

Net loss for the six months ended June 30, 2009	—	—	—	(1,403,892)	(1,403,892)

Balance, June 30, 2009 (Unaudited)	32,811,257	$2,494	$181,082,142	$1,605,214	$182,689,850

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the period from June 26, 2007 (inception) through June 30, 2009
Cash Flows from Operating Activities
Net (loss) income	$(1,403,892)	$1,682,795	$1,605,214
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:		—
Increase in other current assets	(32,871)	—	(83,161)
Increase in prepaid expenses	—	(76,175)	—
Increase in prepaid corporate taxes	—	(51,054)	—
(Decrease) in corporate taxes payable	—	(618,648)	—
Increase in accounts payable and accrued expenses	676,796	58,963	870,351

Net cash (used in) provided by operating activities	(759,967)	995,881	2,392,404

Cash Flows from Investing Activities
Trust Account, restricted	(227,164)	—	(259,359,476)
Cash held in Trust Account, interest and dividend income available for working capital and taxes	120,162	196,584	(14,223)

Net cash (used in) provided by investing activities	(107,002)	196,584	(259,373,699)

Cash Flows from Financing Activities
Gross proceeds from initial public offering	—	—	250,000,000
Gross proceeds from exercise of underwriters’ over-allotment	—	—	12,490,000
Proceeds from notes payable, stockholders	—	—	95,000
Repayment of notes payable, stockholders	—	—	(95,000)
Proceeds from issuance of stock to initial stockholders	—	—	25,000
Proceeds from issuance of sponsors’ warrants	—	—	7,000,000
Payment of underwriting discount and offering expenses	—	—	(10,622,531)

Net cash provided by financing activities	—	—	258,892,469

Net (decrease) increase in cash	(866,969)	1,192,465	1,911,174

Cash at beginning of the period	2,778,143	461,475	—

Cash at end of the period	$1,911,174	$1,653,940	$1,911,174

Supplemental Disclosure of cash flow information:
Cash paid for taxes	$—	$1,540,000	$1,755,000

Supplemental Disclosure of Non-cash transactions:
Accrual for offering costs charged to additional paid in capital	$—	$—	$511

Accretion of trust account income relating to common stock subject to possible conversion	$68,149	$—	$303,855

The accompanying notes are an integral part of these condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION

These unaudited, condensed interim financial statements of Capitol Acquisition Corp. (the “Company”) (a development stage company) as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, and for the period from June 26, 2007 (inception) through June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

On October 12, 2007, the Company declared a stock dividend of 0.25 shares of common stock for each share of outstanding common stock. All references in the accompanying unaudited condensed interim financial statements to the common shares and per share amounts have been retroactively restated to reflect the stock dividend. There was no net effect on stockholders’ equity.

All of the Company’s activity from June 26, 2007 (inception) through November 14, 2007 relates to the Company’s formation and its public offering (“Offering”). All activity from November 14, 2007 through June 30, 2009 relates to the Company’s search for an acquisition target.

Management has evaluated subsequent events to determine if events or transactions occurring through August 10, 2009 require potential adjustment or disclosure in the unaudited condensed financial statements.

Going Concern and Management’s Plan and Intentions:

Pursuant to the Company’s Certificate of Incorporation, if the Company is unable to consummate a timely Business Combination, it would have to liquidate and return the funds held in the Trust Account to the holders of shares issued in the Offering. The Company has entered into an Agreement and Plan of Merger for a Business Combination with Two Harbors Investment Corp. (Note 2). There can be no assurance that the Company will complete this Business Combination prior to November 8, 2009. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Accretion of Trust Account relating to common stock subject to possible conversion:

The Company records accretion of the income earned in the Trust Account relating to the common stock subject to possible conversion based on the excess of the earnings for the period over the amount which is available to be used for working capital and taxes. Since 30% (less one share) of the shares issued in the Offering are subject to possible conversion, the portion of the excess earnings related to those shares are reflected on the balance sheet as part of “Common stock subject to possible conversion” and is deducted from “Additional paid-in capital.” This portion of the excess earnings is also presented as a deduction from net (loss) income on the Statements of Operations to appropriately reflect the amount of net (loss) income which would remain available to the common stockholders who did not elect to convert their shares to cash.

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

Fair Value of Financial Instruments:

The Company’s financial instruments are cash, cash held in trusts and accounts payable. The recorded values of cash, cash held in trust and accounts payable approximate their fair values based on their short term maturities.

Concentration of Credit Risk:

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of risk. At June 30, 2009, financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents held in the trust account. The Company maintains its Trust Account cash balances in a US Treasury only money market fund at one financial institution and its working capital cash balance at another financial institution. As of June 30, 2009 the Federal Deposit Insurance Corporation insured balances in bank accounts up to $250,000 and the Securities Investor Protection Corporation insured balances up to $500,000 in brokerage accounts.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE 1—ORGANIZATION, BUSINESS OPERATIONS, SIGNIFICANT ACCOUNTING POLICIES AND GOING CONCERN CONSIDERATION—(Continued)

Recently Issued And Adopted Pronouncements:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s condensed financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s condensed financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1) which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 is effective for contingent assets and liabilities acquired in evaluating the impact of SFAS 141(R).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 shall become effective June 15, 2009 for all subsequent reporting periods. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This statement will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the codification will supersede all then-existing non SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE 2—POTENTIAL ACQUISITION

On June 11, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Two Harbors Investment Corp., a Maryland corporation (“Two Harbors”), Two Harbors Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Two Harbors (“Merger Sub”), and Pine River Capital Management L.P., the sole stockholder of Two Harbors (“Pine River”). Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Two Harbors. Under the terms of the Merger Agreement, the Company’s outstanding common stock and warrants will be converted into common stock and warrants of Two Harbors, on a one-to-one basis. The Company’s initial officers, directors and security holders (the “Capitol Founders”) have agreed to surrender for cancellation 100%, or 6,562,257, of the shares of the Company’s common stock acquired by them prior to the Offering. As a condition of the transaction, the Company’s stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation to permit the transaction, and the Company’s warrantholders will be asked to amend the exercise price of their warrants to $11.00 per share in exchange for extending the warrant expiration by one year to November 7, 2013. Two Harbors is a newly organized real estate investment trust that intends to focus on residential mortgage-backed securities and will be externally managed by PRCM Advisers LLC, a subsidiary of Pine River. Two Harbors was formed solely to complete the Business Combination with the Company and has no material assets or liabilities. Two Harbors’ only assets following the Business Combination will be the funds released to it from Trust Account upon consummation of the Business Combination and the stock of the Company.

If approved, the transaction is expected to be consummated by the end of the third quarter of 2009, after the required approval by the Company’s stockholders and warrantholders and the fulfillment of certain other closing conditions, as described in the Merger Agreement.

NOTE 3—INCOME TAXES

For the three and six months ended June 30, 2009, the Company had federal tax benefits of $154,798 and $246,785, respectively, resulting from the available carryback of net losses of $455,287 and $725,837, respectively. The effective tax rates were (11.2%) and (15.0%), respectively for the three and six months ended June 30, 2009 as compared to the statutory rate of (34%). The difference between the effective and statutory tax rates was mainly due to the non-deductibility, for tax purposes, of $919,701 of acquisition related costs for both the three and six months ended June 30, 2009.

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement required the Company to pay 3.75% of the gross proceeds of the Offering as an underwriting discount upon consummation of the Offering plus an additional 3.25% of the gross proceeds only upon consummation of a Business Combination. The Company paid an underwriting discount of 3.75% of the gross proceeds ($9,843,375) in connection with the consummation of the Offering and has placed 3.25% of the gross proceeds ($8,530,925) in the Trust Account. The underwriters have waived their right to receive payment of the 3.25% of the gross proceeds upon the Company’s liquidation if it is unable to complete a Business Combination. In connection with the proposed transaction with Two Harbors, the underwriters have agreed to reduce the fees they are entitled to receive upon consummation of a Business Combination to between an aggregate of approximately $4.5 to $5.9 million (based on the number of stockholders seeking conversion of their shares upon consummation of the Business Combination) in exchange for certain rights to participate in future securities offerings by Two Harbors following consummation of the Business Combination.

CAPITOL ACQUISITION CORP.

(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

NOTE 4—COMMITMENTS AND CONTINGENCIES—(Continued)

On February 7, 2008, the Company entered into two full-time consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring, and documentation for a Business Combination. The agreements provide for maximum aggregate fees of $350,000 per year and success fees upon the closing of a Business Combination (the “Closing Date”) of $400,000, plus the issuance of 5-year options to purchase a total of 75,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, in all cases subject to adjustment in the event the agreements are terminated pursuant to their terms. Effective March 1, 2009, these consulting arrangements were amended to provide for aggregate monthly fees of $43,750 ($361,667 in total if the consulting fees are paid up to the Company’s termination date of November 8, 2009). In connection with the proposed transaction with Two Harbors, the consultants agreed to waive their right to receive the 5-year options if the transaction was consummated.

On March 9, 2009, the Company entered into a full-time consulting arrangement for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, transaction structuring and documentation for a Business Combination. The agreement provides for monthly fees of $25,000 ($200,215 in total if the consulting fee is paid up to the Company’s termination date of November 8, 2009) and a success fee upon the Closing Date of $250,000 plus the issuance of 5-year options to purchase 50,000 shares of the Company’s common stock at an exercise price equal to the closing price of the stock on the Closing Date, subject to adjustment in the event the agreement is terminated pursuant to its terms. In connection with the proposed transaction with Two Harbors, the consultant agreed to waive his right to receive the 5-year options if the transaction was consummated.

On April 2, 2009, the Company entered into an agreement to utilize certain administrative, technological and secretarial services, as well as certain limited office space as needed, and if available, in New York City for the period from April 6, 2009 through November 30, 2009. The agreement calls for monthly service fees of $3,250 as well as a service retainer fee of $6,500. The amount paid under this agreement for the three and six months ended June 30, 2009 was $10,118.

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

Recent Developments

On June 11, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Two Harbors Investment Corp., a Maryland corporation (“Two Harbors”), Two Harbors Merger Corp., a Delaware corporation and a wholly-owned subsidiary of Two Harbors (“Merger Sub”), and Pine River Capital Management L.P., the sole stockholder of Two Harbors (“Pine River”). Upon the consummation of the transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into our company, with our company surviving the merger and becoming a wholly-owned subsidiary of Two Harbors. Under the terms of the Merger Agreement, our outstanding common stock and warrants will be converted into common stock and warrants of Two Harbors, on a one-to-one basis. Our initial officers, directors and security holders (the “Capitol Founders”) have agreed to surrender for cancellation 100%, or 6,562,257, of the shares of our common stock acquired by them prior to our initial public offering. As a condition of the transaction, our stockholders will be asked to approve an amendment to our amended and restated certificate of incorporation to permit the transaction, and our warrantholders will be asked to amend the exercise price of their warrants to $11.00 per share in exchange for extending the warrant expiration by one year to November 7, 2013. Two Harbors is a newly organized real estate investment trust that intends to focus on residential mortgage-backed securities and will be externally managed by PRCM Advisers LLC, a subsidiary of Pine River. Two Harbors was formed solely to complete the business combination with us and has no material assets or liabilities. Two Harbors’ only assets following the business combination will be the funds released to it from the Trust Account upon consummation of the business combination and the stock of our company.

If approved, the transaction is expected to be consummated by the end of the third quarter of 2009, after the required approval by our stockholders and warrantholders and the fulfillment of certain other closing conditions, as described in the Merger Agreement.

For a more complete discussion of our proposed business combination with Two Harbors, see our Current Report on Form 8-K, dated June 11, 2009 and filed with the SEC on June 11, 2009, and the Registration Statement on Form S-4 filed by Two Harbors with the SEC on June 24, 2009, as amended on August 5, 2009.

Results of Operations and Known Trends or Future Events

For the three months ended June 30, 2009 and 2008, we had net (loss) income of $(1,223,724) and $395,269 after a benefit (provision) for income taxes of $154,798 and $(207,027), for the six months ended June 30, 2009 and 2008, we had a net (loss) income of $(1,403,892) and $1,682,795 after a benefit (provision) for income taxes of $246,785 and $(870,298), and for the period from June 26, 2007 (inception) through June 30, 2009 we had net income of $1,605,214 after a provision for income taxes of $1,459,946. We incurred operating expenses for the three months ended June 30, 2009 and 2008 of $1,385,707 and $266,757, for the six months ended June 30, 2009 and 2008 of $1,706,109 and $550,769, and for the period from June 26, 2007 (inception) through June 30, 2009 of $2,906,714. These costs consisted primarily of professional and consulting fees (of which $919,701 relates to our proposed merger with Two Harbors Investment Corp.).

Our activity from June 26, 2007 (inception) through November 14, 2007 was to prepare for our initial public offering. Since November 15, 2007 our efforts have been devoted to identifying an acquisition candidate. We believe that we have sufficient funds available to complete our efforts to affect a business combination with an operating business by November 8, 2009. We are allowed to have released to us up to $3,250,000 of the interest earned in the Trust Account (net of applicable taxes, if any) for working capital purposes during our search for an initial Business Combination. However, there is no assurance that we will be able to successfully effect a business combination. As of June 30, 2009, the entire $3,250,000 for working capital purposes has been released to the Company.

Liquidity and Capital Resources

As of June 30, 2009, we have cash in our operating account of $1,911,174 and an additional $259,078,645 in our Trust Account of which $14,223 is available for us to use for taxes. Our initial public offering and sale of Sponsors’ Warrants generated net proceeds of $258,867,469. As of June 30, 2009, $259,064,422 are held in trust and may only be used in connection with an acquisition, or full or partial conversion of the shares issued pursuant to the offering. Since our initial public offering, our only source of income has been from interest and dividends earned on our cash accounts. Upon consummation of our initial public offering through March 27, 2008, the proceeds were invested in the Merrill Lynch Government Fund, an institutional money market mutual fund that invests all its assets in U.S. government securities, U.S. government agency securities and securities issued by U.S. government sponsored enterprises and repurchase agreements involving such securities. Since March 28, 2008, such proceeds have been invested in the Merrill Lynch Treasury Fund (Symbol:MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. As of June 30, 2009, the funds placed in trust are earning interest at the rate of approximately 0.00%. We incurred offering expenses of $10,622,531 with regard to the offering which were charged to additional paid in capital on the balance sheet at the time of the closing of the offering. The remaining net proceeds of $520,844 not placed in trust were available to be used to provide for due diligence on prospective business combinations and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination. We believe we will have sufficient available funds outside of the trust account to operate through November 8, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds prior to the consummation of a business combination in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Going Concern and Management’s Plan and Intentions

Pursuant to our certificate of incorporation, if we are unable to consummate a timely business combination, we would have to liquidate and return the funds held in the trust account to the holders of shares issued in the initial public offering as previously described. We have entered into the Merger Agreement with Two Harbors for a Business Combination described above. There can be no assurance that we will complete this Business Combination prior to November 8, 2009. This factor raises substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the unaudited condensed interim financial statements and in the audited financial statements included in the Company’s Annual Report on Form 10-K filed on March 16, 2009. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the unaudited condensed interim financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Our accounting policy will be to use estimates based on our historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Recent Accounting Pronouncements

See Recently Issued and Adopted Pronouncements in Note 1 to the unaudited condensed interim financial statements in Item 1 for a description of recent accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The proceeds held in trust are invested in the FFI Treasury Fund (Symbol: MLTXX), an institutional money market mutual fund that invests all its assets in direct obligations of the U.S. Treasury. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on such fund and its underlying investments. At June 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.00%. We do not believe that the effect of a decrease in interest rates or other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

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

CAPITOL ACQUISITION CORP.

Dated: August 10, 2009	By:	/s/ Mark D. Ein
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